Form 10-Q
period 1996-06-30
UNITED PAYORS & UNITED PROVIDERS INC
filed 1996-08-13
CIK 1012441

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____ TO ____

                        COMMISSION FILE NUMBER 0-20905

                      UNITED PAYORS & UNITED PROVIDERS, INC.
             (Exact name of registrant as specified in its charter)


          DELAWARE                                    51-0374698
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)


          2275 RESEARCH BOULEVARD, 6TH FLOOR, ROCKVILLE, MARYLAND  20850
                 (Address of principal executive offices, Zip Code)

                                 (301) 548-1000
                 (Registrant's phone number, including area code)

                                  Not Applicable
                           ---------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes         No    X
                                       -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

The number of shares of Common stock, par value $.01 per share, outstanding on August 2, 1996 was 11,573,637.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                                AND SUBSIDIARIES

                          SECOND QUARTER 1996 FORM 10-Q

                                TABLE OF CONTENTS


                                                                            Page
PART I FINANCIAL INFORMATION                                                ----

  ITEM 1. Financial Statements

       Consolidated Balance Sheets as of June 30, 1996 and
          December 31, 1995................................................    1

       Consolidated Statements of Operations for the Three and Six Months
          Ended June 30, 1996 and 1995.....................................    2

       Consolidated Statements of Cash Flows for the Six Months
          Ended June 30, 1996 and 1995.....................................    3

       Notes to Consolidated Financial Statements..........................    4


  ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................    6


PART II OTHER INFORMATION


SIGNATURES


EXHIBIT 11


EXHIBIT 27

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
                    UNITED PAYORS & UNITED PROVIDERS, INC.
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                   ASSETS
                                                                          June 30,    December 31,
                                                                            1996          1995
                                                                        -----------   ------------
Current assets:
     Cash and cash equivalents                                          $ 4,979,255    $ 8,701,135
     Accounts receivable                                                  5,626,865      1,254,844
     Other current assets                                                    71,678        153,899
     Deferred income taxes                                                       --        654,000
                                                                        -----------    -----------
          Total current assets                                           10,677,798     10,763,878
Fixed assets, net                                                         1,607,335      1,199,785
Investments                                                                 340,712        300,000
Due from contracting providers                                              352,000        125,000
Other assets                                                                776,777        374,824
Deferred public offering costs                                              739,680             --
                                                                        -----------    -----------
          Total assets                                                  $14,494,302    $12,763,487
                                                                        ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                              $ 1,388,157    $ 2,559,025
     Due to affiliate                                                     1,027,692        819,477
     Income taxes payable                                                 1,438,664        191,300
     Advances/notes to stockholders                                              --      3,700,000
     Note payable, current portion                                            7,535         15,000
     Capital lease, current portion                                          13,907             --
     Line of credit with bank                                                95,000         95,000
                                                                        -----------    -----------
           Total current liabilities                                      3,970,955      7,379,802
Deferred income taxes                                                        37,000         37,000
Note payable, less current portion                                           50,227         50,227
Capital lease, less current portion                                         130,192             --
                                                                        -----------    -----------
           Total liabilities                                              4,188,374      7,467,029
                                                                        -----------    -----------
Commitments and contingencies
Stockholders' equity:
     Convertible preferred stock, $0.01 par value, 5,000,000 shares               -              -
         authorized, 1 share issued and outstanding convertible into
         4,400,000 shares of common stock (liquidation preferences
         $5,000,000)
     Common stock, $0.01 par value, 35,000,000 shares authorized,            44,000         44,000
         4,400,000 shares issued and outstanding
     Additional paid-in capital                                           5,963,099      5,963,099
     Retained earnings (deficit)                                          4,298,829       (710,641)
                                                                        -----------    -----------
         Total stockholders' equity                                      10,305,928      5,296,458
                                                                        -----------    -----------
         Total liabilities and stockholders' equity                     $14,494,302    $12,763,487
                                                                        ===========    ===========
             The accompanying notes are an integral part of these financial statements.

                               UNITED PAYORS & UNITED PROVIDERS, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited)

                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                  ----------------------------  ----------------------------
                                                       1996          1995            1996           1995
                                                  -------------  -------------  ---------------  -----------

Provider network revenue                          $  7,672,866   $   107,347    $ 15,083,063    $   107,347
Other revenue                                           74,205            --         155,632             --
                                                  ------------   -----------    ------------    -----------
           Total revenue                             7,747,071       107,347      15,238,695        107,347
                                                  ------------   -----------    ------------    -----------

Operating expenses:
    Direct contract expenses                         1,796,377        27,720       3,601,313         27,720
    General and administrative                       1,589,652       405,125       3,277,361        592,803
    Depreciation and amortization                       89,069         2,693         141,340          2,693
                                                  ------------   -----------    ------------    -----------
            Total operating expenses                 3,475,098       435,538       7,020,014        623,216
                                                  ------------   -----------    ------------    -----------

Other income (expense)
    Interest income                                     50,255        28,466         142,953         78,681
    Interest expense                                    (9,752)       (4,050)        (56,335)        (4,050)
    Other income expense, net                          (45,621)       28,000          44,171         40,000
                                                  ------------    ----------    ------------    -----------
            Total other income (expense), net           (5,118)       52,416         130,789        114,631
                                                  ------------    ----------    ------------    -----------
Income (loss) before income taxes                    4,266,855      (275,775)      8,349,470       (401,238)

Income tax benefit (provision)                      (1,707,000)       99,183      (3,340,000)       144,306
                                                  ------------    ----------    ------------    -----------

Net income (loss)                                   $2,559,855    $ (176,592)     $5,009,470    $  (256,932)
                                                  ============    ==========    ============    ===========

Net income (loss) per share                              $0.29        ($0.02)          $0.57    $     (0.03)
                                                  ============    ==========    ============    ===========

Shares used in computing net income (loss)
    per common share outstanding                     8,800,000     8,800,000       8,800,000      8,800,000
                                                  ------------    ----------    ------------    -----------

                  The accompanying notes are an integral part of these financial statements.

                       UNITED PAYORS & UNITED PROVIDERS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                              SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------
                                                                 1996           1995
                                                            -----------     -------------
OPERATING ACTIVITIES
NET INCOME (LOSS)                                           $ 5,009,470     $  (256,932)
   ADJUSTMENT TO RECONCILE NET INCOME (LOSS)
   TO NET CASH PROVIDED BY (USED IN) OPERATIONS
     Depreciation and amortization                              141,340           2,693
     Deferred income taxes                                      654,000        (144,306)
     Change in accounts receivable                           (4,372,021)       (103,727)
     Change in other current assets                              82,221      (3,034,382)
     Change in due from contracting providers                  (227,000)        (25,000)
     Change in other assets                                    (405,026)       (165,919)
     Change in accounts payable and accrued expenses         (1,170,868)        199,840
     Change in due to affiliates                                208,215               -
     Change in income taxes payable                           1,247,364               -
                                                            -----------     -----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        1,167,695      (3,527,733)
                                                            -----------     -----------
INVESTING ACTIVITIES
     Purchase of fixed assets                                  (395,123)        (36,584)
     Investments in complementary businesses                    (50,000)       (300,000)
     Return on investment                                         9,288               -
                                                            -----------     -----------
   NET CASH USED IN INVESTING ACTIVITIES                       (435,835)       (336,584)
                                                            -----------     -----------
FINANCING ACTIVITIES
     Issuance of capital stock                                        -       6,000,000
     Deferred public offering costs                            (739,680)              -
     Repayment of advances/loan from stockholders            (3,700,000)              -
     Repayment of note                                           (7,465)              -
     Repayment of capital lease                                  (6,595)              -
                                                            -----------     -----------
   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (4,453,740)      6,000,000
                                                            -----------     -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (3,721,880)      2,135,683
CASH AND CASH EQUIVALENTS
     Beginning of the period                                  8,701,135               -
                                                            -----------     -----------
     End of the period                                      $ 4,979,255     $ 2,135,683
                                                            ===========     ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid during the period                        $    64,335     $         -
     Taxes paid during the period                           $ 1,473,700     $         -
SUPPLEMENTAL NONCASH DISCLOSURE
     Fixed assets financed with capital lease               $   150,696     $         -

               The accompanying notes are an integral part of these financial statements.

                         UNITED PAYORS & UNITED PROVIDERS, INC.

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       (Unaudited)

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     United Payors & United Providers, Inc. ("UP&UP"), a Delaware corporation, was originally incorporated in the State of Iowa on January 3, 1995 as PB Newco, Inc. Effective June 7, 1996, PB Newco, Inc. was merged into UP&UP with UP&UP being the surviving corporation. UP&UP serves as an intermediary between health care payors (e.g., insurance companies) and health care providers (e.g., hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors and increased liquidity and improved efficiency in claims submissions for providers. UP&UP derives its revenue primarily from a portion of the price concessions offered by the providers under such contractual arrangements.

     Effective December 31, 1995, the stockholder of Initial Managers and Investors, Inc. ("IM&I") and the stockholders of IM&I-NEWCO, Inc., all of whom were stockholders of UP&UP, contributed 100% of the issued and outstanding shares of each of those entities to UP&UP. IM&I, IM&I- NEWCO, Inc. and UP&UP were affiliated entities. Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc. ("AHP"), an indirect, wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"), an affiliated entity, whereby AHP contributed a certain group of contracts constituting "The Transferred Client Group" of AHP to UP&UP. (UP&UP, IM&I, IM&I-NEWCO, Inc. and The Transferred Client Group are hereafter referred to as the "Company".) Because the contributions were nonmonetary in nature and made by the existing stockholders of UP&UP, the assets and liabilities contributed have been reflected at the transferors' historical cost in the accompanying consolidated balance sheet as of December 31, 1995. Since the contributions were effective December 31, 1995, the accompanying consolidated statement of operations for the three and six months ended June 30, 1995 do not include the 1995 results of operations of IM&I, IM&I-NEWCO, Inc. or The Transferred Client Group (collectively the "Contributed Businesses").

In connection with the June 7, 1996 merger, the Company effected a 10:1 exchange of common stock and an increase in authorized shares of capital stock to 40,000,000 shares, of which 35,000,000 shares are common stock and 5,000,000 shares are preferred stock. These events have been reflected in the December 31, 1995 and June 30, 1996 consolidated balance sheets.

2.   INITIAL PUBLIC OFFERING

     The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission which offered to the public 2,400,000 shares (2,760,000 shares, including the overallotment) of the Company's common stock. This registration statement was declared effective on June 28, 1996.

     The closings of the sale of stock were effected on July 8, 1996 and July 15, 1996 for which the company received proceeds (net of underwriters' commissions and expenses) of $23.4 million and $3.7 million, respectively.

3.   LEGAL PROCEEDINGS


     Except as discussed below, the Company currently is not a party to any legal proceedings, nor is it aware of any legal proceedings threatened against it. On April 26, 1996, a civil complaint was filed against the Company in the United States District Court for the Northern District of Illinois by HealthCare Compare Corporation d/b/a The Affordable Medical Networks ("HealthCare Compare"). HealthCare Compare seeks injunctive and other relief, including possible damages, based generally on allegations that representatives of the Company, in at least four instances, made various misrepresentations to prospective contracting providers, including to the effect that the Company's provider network was affiliated with HealthCare Compare's provider network or that HealthCare Compare had agreed to utilize the Company's provider network. The Company denies the allegations in the complaint and believes the complaint by HealthCare Compare is without merit. The Company intends to vigorously defend against the complaint. After consultation with counsel and review of available facts, management believes that damages, if any, arising from litigation will not be material to the consolidated financial statements of the Company.

4.   UNAUDITED INFORMATION

     The consolidated financial statements for the three months and six months ended June 30, 1996 and 1995 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three months and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year or in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q MAY CONTAIN FORWARD-LOOKING STATEMENTS (SEE "CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS OR STOCK PRICES") WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGTION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

GENERAL

     UP&UP, a Delaware corporation, was originally incorporated in the State of Iowa on January 3, 1995 as PB Newco, Inc. Effective June 7, 1996, PB Newco, Inc. merged into UP&UP, with UP&UP being the surviving corporation. Effective December 31, 1995, the Company's stockholders and a subsidiary of a stockholder contributed to the Company certain complementary businesses, specifically the Transferred Client Group, Initial Managers & Investors, Inc. and IM&I-NEWCO, Inc. (collectively the "Contributed Businesses"). Because the contributions were nonmonetary in nature and made by existing stockholders of UP&UP, the assets and liabilities contributed have been recorded at the transferors' historical cost as of December 31, 1995. Since the contributions were effective December 31, 1995, the consolidated statements of operations for the three and six months ended June 30, 1995 do not include the results of operations of the Contributed Businesses. The results of operations of the Contributed Businesses are included in the consolidated financial statements for the three and six months ended June 30, 1996.

REVENUE

     The Company serves as an intermediary between health care payors, such as insurance companies ("Payor Clients"), and health care providers, such as hospitals ("Contracting Providers"), by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors and increased liquidity and improved efficiency in claims submissions for providers. The Company derives substantially all of its revenue from a portion of the price concessions offered by the providers under such contractual arrangements.

     The Company's revenues are influenced by, among other variables: (i) the number of Contracting Providers and Payor Clients, (ii) the volume of claims from the Contracting Providers submitted to Payor Clients, (iii) the amount of price concessions the Company negotiates with Contracting Providers and (iv) the contractual price concession sharing arrangements negotiated by the Company with Payor Clients. In effect, these variables correspond to breadth (number of Contracting Providers and Payor Clients), volume (claims per period) and depth (amount of price concession), all of which define savings and the Company's resultant revenues.

     Additionally, the Company generates revenue from the administration of the Continued Health Care Benefit Program ("CHCBP"). This program allows certain groups of military health service beneficiaries to continue receiving benefits under the Civilian Health and Medical Program of the Uniformed Services

("CHAMPUS") when they lose their eligibility for military health care. The CHCBP program provides benefits for a period of time, up to 36 months, to former U.S. Armed Forces service members and their family members who enroll and pay their quarterly premiums.

OPERATING EXPENSES

     Direct contract expenses include access fees paid by the Company for the utilization of other provider networks and, to a limited extent, marketing commissions incurred by the Contributed Businesses. Currently, the Company accesses a third party network of medical providers through its investment affiliation and, to a lesser extent, another network organized by one of its Payor Clients. During 1995 and during the transition period, the Contributed Businesses utilized the AHP provider network and other non-affiliated provider networks. The level of network access fees as a percentage of network revenue is expected to decrease as a result of the continued expansion of the Company's direct network.

     General and administrative expenses include compensation and related benefits, sales and marketing, rent, professional services and general overhead expenses.

HISTORICAL RESULTS OF OPERATIONS

     The following table sets forth unaudited results of operations data for the three and six months periods ended June 30, 1996 and 1995.

                                              Three Months Ended June 30,            Six Months Ended June 30,
                                        ------------------------------------   -----------------------------------
                                               1996               1995                1996               1995
                                        ----------------   -----------------   ----------------   ----------------
Revenue

    Provider network                         $7,672,866           $107,347         $15,083,063          $107,347

    Other                                        74,205                 --             155,632
                                        ----------------   -----------------   ----------------   ----------------
         Total revenue                        7,747,071            107,347          15,238,695           107,347
                                        ----------------   -----------------   ----------------   ----------------
Operating expenses

    Direct contract expenses                  1,796,377              27,720          3,601,313            27,720

    General and administrative                1,589,652             405,125          3,277,361            92,803

    Depreciation and amortization                89,069               2,693            141,340             2,693
                                        ----------------   -----------------   ----------------   ----------------
         Total operating expenses             3,475,098             435,538          7,020,014           623,216
                                        ----------------   -----------------   ----------------   ----------------

Operating income (loss)                        4,271,973           (328,191)         8,218,681          (515,869)

Other income (expense)                            (5,118)            52,416            130,789           114,631
                                        ----------------   -----------------   ----------------   ----------------
Income (loss) before income taxes              4,266,855           (275,775)         8,349,470          (401,238)

Income tax benefit (expense)                  (1,707,000)            99,183         (3,340,000)          144,306
                                        ----------------   -----------------   ----------------   ----------------
Net income (loss)                             $2,559,855          $(176,592)        $5,009,470         $(256,932)
                                        ================   =================   ================   ================

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     The Company was incorporated and commenced operations on January 3, 1995. During the three months ended June 30, 1995, the Company focused its efforts on the development of its Contracting Provider network and marketing to prospective clients. Net loss for the period was $176,592 after the tax benefit of the recognition of the period's net operating loss carry forward in the amount of $99,183.

     The results of operations for the three months ended June 30, 1996 include the results of operations of the Contributed Businesses. As of June 30, 1996, the Company had 35 Payor Clients and approximately 1,300 Contracting Providers. Provider network revenue was $7.7 million. Other revenue of approximately $74,000 relates to the administration of the CHCBP program.

     Direct contract expenses for the three months ended June 30, 1996, primarily consisted of fees for the utilization of other provider networks of $1.5 million, representing 19.5% of provider network revenue, and marketing commissions of $271,935.

     General and administrative expenses for the three months ended June 30, 1996 of approximately $1.6 million represented 20.5% of total revenue. Net income was $2.6 million, or 33.0% of total revenue.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     The Company was incorporated and commenced operations on January 3, 1995. During the first six months of 1995, the Company focused its efforts on the development of its Contracting Provider network and marketing to prospects. Net loss for the period was $236,932 after the tax benefit of the recognition of the period's net operating loss carry forward in the amount of $144,306.

     The results of operations for the six months ended June 30, 1996 include the results of operations of the Contributed Businesses. As of June 30, 1996, the Company had 35 Payor Clients and approximately 1,300 Contracting Providers. Provider network revenue was $15.1 million. Other revenue of $155,632 relates to the administration of the CHCBP program.

     Direct contract expenses for the six months ended June 30, 1996, primarily consisted of fees for the utilization of other provider networks of $2.8 million, representing 18.8% of provider network revenue, and marketing commissions of $681,547.

     General and administrative expenses for the six months ended June 30, 1996 of approximately $3.3 million represented 21.3% of total revenue. Net income was $5.0 million, or 32.9% of total revenue.

PRO FORMA RESULTS OF OPERATIONS

     The following table sets forth certain unaudited pro forma consolidated financial data of the Company and the Contributed Businesses for the three and six month periods ended June 30, 1995 as if the contributions had been consummated as of January 1, 1995 for IM&I, the Transferred Client Group, and for IM&I-NEWCO, Inc. The pro forma financial data have not been audited but, in the opinion of management, include adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein. The pro forma financial data may not be indicative of the results that would have been achieved if the transactions reflected therein had occurred at the beginning of the period for which the pro forma data is presented or of future results.

                                            Three Months Ended June 30,                  Six Months Ended June 30,
                                       --------------------------------------     -------------------------------------
                                          Historical            Pro Forma            Historical           Pro Forma
                                             1996                 1995                  1996                 1995
                                       ----------------     -----------------     ----------------     ----------------

Revenue

    Provider network                       $7,672,866            $6,477,187          $15,083,063          $12,360,327

    Other                                      74,205                33,322              155,632               91,829
                                       ----------------     -----------------     ----------------     ----------------

         Total revenue                     $7,747,071            $6,510,509          $15,238,695          $12,452,156
                                       ================     =================     ================     ================

Operating expenses

    Direct contract expenses               $1,796,377            $2,171,458           $3,601,313           $3,982,928

    General and administrative              1,589,652             1,721,390            3,277,361            3,339,045

    Depreciation and amortization              89,069                59,744              141,340              115,206
                                       ----------------     -----------------     ----------------     ----------------

         Total operating expenses          $3,475,098            $3,952,592           $7,020,014           $7,437,179
                                       ================     =================     ================     ================


HISTORICAL THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
PRO FORMA THREE MONTHS ENDED JUNE 30, 1995

     Revenue increased $1.2 million from $6.5 million for the three months ended June 30, 1995 to $7.7 million for the three months ended June 30, 1996. This increase was attributable to the addition of seven Payor Clients, the growth in the claims volume from existing Payor Clients and the expansion of the provider network.

     Direct contract expenses decreased approximately $375,000. Of this decrease, approximately $235,000 was attributable to marketing commissions, including approximately $136,000 in marketing commissions to an affiliate of the Company by one of the Contributed Businesses in the three months ended June 30, 1995 which were reduced to zero in 1996 because the agreement, pursuant to which such commissions were payable, was terminated as of January 1, 1996. Fees to other provider networks of $1.6 million in the three months ended June 30, 1995 and $1.5 million in the three months ended June 30, 1996, decreasing from 25.2% of provider network revenue in the three months ended June 30, 1995 to 19.5% in the three months ended June 30, 1996. This decrease was attributable to the growth in the number of providers contracting directly with the Company and Payor Clients accessing more direct contracts.

     General and administrative expenses decreased by approximately $132,000 from $1.7 million in the three months ended June 30, 1995 to $1.6 million in the three months ended June 30, 1996. This decrease occurred primarily because the 1995 pro forma consolidated results of operations included the Company's general and administrative expenses, in addition to the general and administrative expenses from the Contributed Businesses. General and administrative expenses decreased as a percentage of total revenue from 26.4% in the three months ended June 30, 1995 to 20.5% in the three months ended June 30, 1996.

HISTORICAL SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
PRO FORMA SIX MONTHS ENDED JUNE 30, 1995

     Revenue increased $2.8 million from $12.4 million for the six months ended June 30, 1995 to $15.2 million for the six months ended June 30, 1996. This increase was attributable to the addition of seven new Payor Clients, the growth in the claims volume from existing Payor Clients and the expansion of the provider network.

     Direct contract expenses decreased approximately $382,000. Of this decrease, approximately $200,000 was attributable to marketing commissions to an affiliate of the Company by one of the Contributed Businesses in the six months ended June 30, 1995 which were reduced to zero in 1996 because the agreement, pursuant to which such commissions were payable, was terminated as of January 1, 1996. Fees to other provider networks of $3.0 million in the first six months of 1995 and $2.8 million in the first six months of 1996, decreasing from 24.6% of provider network revenue in the first six months of 1995 to 18.8% in the first six months of 1996. This decrease was attributable to the growth in the number of providers contracting directly with the Company and Payor Clients accessing more direct contracts.

     General and administrative expenses decreased by approximately $62,000 from $3.3 million in the six months ended June 30, 1995 to $3.2 million in the six months ended June 30, 1996. This decrease occurred primarily because the 1995 pro forma consolidated results of operations included the Company's general and administrative expenses in addition to the general and administrative expenses from the Contributed Businesses. General and administrative expenses decreased as a percentage of total revenue from 26.8% in the six months ended June 30, 1995 to 21.5% in the six months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations principally through equity contributions and its results of operations. At December 31, 1995 and June 30, 1996, the Company had working capital of approximately $3.4 million and $6.7 million, respectively. In July 1996, the Company received net proceeds of approximately $27.1 million from its initial public offering.

     The Company's primary capital resources commitment is to fund payments due upon exercise of Prepayment Options granted to Contracting Providers. The Company estimates that for the remainder of 1996, the Company will be required to fund approximately $5.0 million of Prepayment Options. Depending on increases in claims volume and in the number of Contracting Providers and Payor Clients, the Company estimates that an additional $25.0 million to $30.0 million could be required to fund Prepayment Options in 1997.

     The Company believes that the net proceeds from the Initial Public Offering, together with its funds from operations, will satisfy its cash requirements for the next 36 months. However, in the event that the payment of Prepayment Options exceeds the Company's estimates and/or other available sources of liquidity to fund such payments are not as great as anticipated, the Company could seek to borrow funds or obtain additional infusions of capital to fund the balance of such payments.

IMPACT OF INFLATION

     Since the Company's revenues are based on medical costs, the impact of inflation on operating costs and expenses should be offset by the impact of inflation of medical costs.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS OR STOCK PRICES

     The Company's business is dependent on a variety of factors, including its ability to enter into contracts with payors and providers on terms attractive to all parties and the absence of substantial changes in the health care industry that would diminish the need for the services offered by the Company.

     A significant portion of the Company's revenue is derived from a small number of Payor Clients. The duration of the Company's contracts with its Payor Clients is one year, with automatic renewals on the anniversary date. However, such contracts may be terminated by either party at any time generally upon 90 days' notice. Such contracts are also subject to fee negotiations and revisions on an annual basis. There can be no assurance that any of the Company's contracts with Payor Clients will not be terminated early or will be renewed, and, if renewed, will contain favorable terms. The loss of a contract with a major Payor Client and the inability to replace any such client with significant new clients could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company's standard contract with a Contracting Provider includes a one-year term, renewable automatically for successive one-year terms, unless the Contracting Provider gives written notice of termination, typically at least 90 days prior to the renewal date. These contracts are also subject to negotiation and revisions on an annual basis with respect to the level and amount of price concessions for medical services. The termination of a significant number of contracts with Contracting Providers having a high volume of claims with the Company's Payor Clients, the inability to replace such contracts with contracts with similar Contracting Providers and/or the renegotiation of contracts resulting in reduced price concessions could have a material adverse effect on the Company.

     Certain interest groups within the health care industry have expressed concern with certain activities of entities that have been referred to as "Silent PPOs." The Company understands that some provider-sponsored professional or trade associations may be considering a legal challenge against one or more such organizations, and that regulatory agencies in certain States may be investigating the activities of such organizations. Although it is unclear what legal theories would support such a challenge or warrant such an investigation, there can be no assurance that the Company would not be a target of such challenge or investigation.

     All of the above factors are difficult for the Company to forecast, and these or other factors can materially affect the Company's operating results and stock price. Further, in recent years, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many companies, for reasons frequently unrelated to the performance of the specific companies. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of the Company's Common Stock. There can be no assurances that the trading price of the Company's Common Stock will remain at or near its current level.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company, except as referenced in Note 3 to the Consolidated Financial Statements for the three and six months ended June 30, 1996.

ITEM 2.   CHANGES IN SECURITIES (Not Applicabale)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES (Not Applicable)

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

  Effective June 7, 1996, PB Newco, Inc. merged into its subsidiary, United Payors & United Providers, Inc. ("UP&UP") a Delaware corporation, with UP&UP being the surviving corporation in order to change domicile and name of corporation. This action was authorized by the unanimous consent of stock-holders.

ITEM 5.   OTHER INFORMATION  (None)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

1. The following exhibits are filed as part of this report unless noted otherwise.

     3.1   Certificate  of  Incorporation  of  United Payors & United Providers,
           Inc.(1)
     3.2   Bylaws of United Payors & United Providers, Inc.(1)
    11.0   Statement Regarding Computation of Earnings Per Share
    27.0   Financial Data Schedule

2.  Reports on Form 8-K (None)












____________________________
    (1) Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on April 19, 1996 and any amendments thereto, Registration No. 333-3814.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   UNITED PAYORS & UNITED PROVIDERS, INC.


Date:  August 13, 1996             By: /s/   THOMAS L. BLAIR
                                      ------------------------------------------
                                      Thomas L. Blair
                                      President and Chief Executive Officer



Date:  August 13, 1996             By: /s/   S. JOSEPH BRUNO
                                      ------------------------------------------
                                      S. Joseph Bruno
                                      Vice President and Chief Financial Officer