Form 10-Q
period 1996-09-30
UNITED PAYORS & UNITED PROVIDERS INC
filed 1996-11-08
CIK 1012441

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q


               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

                [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE TRANSITION PERIOD FROM     TO
                                                   -----  -----

                          COMMISSION FILE NUMBER 0-20905

                       UNITED PAYORS & UNITED PROVIDERS, INC.
               (Exact name of registrant as specified in its charter)


           DELAWARE
(State or other jurisdiction of                        51-0374698
 incorporation or organization)          (I.R.S. Employer Identification Number)


           2275 RESEARCH BOULEVARD, 6TH FLOOR, ROCKVILLE, MARYLAND 20850
                 (Address of principal executive offices, Zip Code)

                                  (301) 548-1000
                  (Registrant's phone number, including area code)

                                   Not Applicable
                ----------------------------------------------------
                (Former name, former address and former fiscal year,
                            if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                      -----  -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

The number of shares of Common stock, par value $.01 per share, outstanding on November 2, 1996 was 11,573,637.

                       UNITED PAYORS & UNITED PROVIDERS, INC.
                                  AND SUBSIDIARIES

                            THIRD QUARTER 1996 FORM 10-Q

                                  TABLE OF CONTENTS


                                                                            Page
PART I  FINANCIAL INFORMATION

  ITEM 1. Financial Statements

        Consolidated Balance Sheets as of September 30, 1996 and
           December 31, 1995..................................................1

        Consolidated Statements of Operations for the Three and Nine Months
           Ended September 30, 1996 and 1995..................................2

        Consolidated Statements of Cash Flows for the Nine Months
           Ended September 30, 1996 and 1995..................................3

        Notes to Consolidated Financial Statements............................4


  ITEM 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................6


PART II  OTHER INFORMATION


SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
                                         UNITED PAYORS & UNITED PROVIDERS, INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                      (Unaudited)

                                                         ASSETS
                                                                                            September 30,  December 31,
                                                                                                  1996          1995
                                                                                            ------------   ------------
Current assets:
  Cash and cash equivalents                                                                  $27,838,505    $ 8,701,135
  Accounts receivable                                                                          6,060,795      1,254,844
  Trading equity securities                                                                    4,425,349              -
  Other current assets and prepaid income taxes                                                  455,318        153,899
  Deferred income taxes                                                                                -        654,000
                                                                                             -----------    -----------
    Total current assets                                                                      38,779,967     10,763,878
Fixed assets, net                                                                              1,654,562      1,199,785
Investments                                                                                      482,118        300,000
Due from contracting providers                                                                 1,654,230        125,000
Other assets                                                                                     492,347        374,824
                                                                                             -----------    -----------
     Total assets                                                                            $43,063,224    $12,763,487
                                                                                             ===========    ===========
                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                                                      $ 2,985,096    $ 3,378,502
  Income taxes payable                                                                                 -        191,300
  Advances/notes to stockholders                                                                       -      3,700,000
  Notes payable and capital lease, current portion                                                 7,586        110,000
                                                                                             -----------    -----------
    Total current liabilities                                                                  2,992,682      7,379,802
Deferred income taxes                                                                             37,000         37,000
Notes payable and capital lease, less current portion                                            130,192         50,227
                                                                                             -----------    -----------
    Total liabilities                                                                          3,159,874      7,467,029
                                                                                             -----------    -----------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, 1 share issued            -              -
    and outstanding convertible into 4,400,000 shares of common stock (liquidation preferences $5,000,000) at December 31, 1995, none issued and oustanding at
    September 30, 1996
  Common stock, $0.01 par value, 35,000,000 shares authorized, 4,400,000 and 11,573,634          115,736         44,000
    shares issued and outstanding at December 31, 1995 and September 30, 1996, respectively
  Treasury stock, 2,500 shares, at cost                                                          (30,000)             -
  Additional paid-in capital                                                                  32,916,806      5,963,099
  Retained earnings (deficit)                                                                  6,900,808       (710,641)
                                                                                             -----------    -----------
    Total stockholders' equity                                                                39,903,350      5,296,458
                                                                                             -----------    -----------
    Total liabilities and stockholders' equity                                               $43,063,224    $12,763,487
                                                                                             ===========    ===========
                         The accompanying notes are an integral part of these financial statements.


                                         UNITED PAYORS & UNITED PROVIDERS, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (Unaudited)

                                                   Three Months Ended September 30,  Nine Months Ended September 30,
                                                  ---------------------------------  -------------------------------
                                                       1996                1995            1996           1995
                                                  -------------       -------------  ---------------  --------------

Provider network revenue                          $  7,688,323        $   359,743    $ 22,771,386     $   467,090
Other revenue                                           47,593                  -         203,225               -
                                                  ------------        -------------  ------------     -----------
           Total revenue                             7,735,916            359,743      22,974,611         467,090
                                                  ------------        -------------  ------------     -----------

Operating expenses:
    Direct contract expenses                         1,682,205             91,417       5,283,518         119,137
    General and administrative                       2,062,389            669,341       5,339,744       1,262,145
    Depreciation and amortization                       87,395             12,463         228,741          15,156
                                                  ------------        -------------  ------------     -----------
            Total operating expenses                 3,831,989            773,221      10,852,003       1,396,438
                                                  ------------        -------------  ------------     -----------

Other income (expense)
    Interest income                                    247,519             62,326         390,472         141,007
    Interest expense                                    (7,113)            (6,214)        (63,448)        (10,264)
    Other income (expense), net                        169,646             18,927         213,817          58,927
                                                  ------------         ------------  ------------     -----------
            Total other income (expense), net          410,052             75,039         540,841         189,670
                                                  ------------         ------------  ------------     -----------
Income (loss) before income taxes                    4,313,979           (338,439)     12,663,449        (739,678)

Income tax benefit (provision)                      (1,712,000)           121,720      (5,052,000)        266,026
                                                  ------------         ------------  ------------     -----------

Net income (loss)                                   $2,601,979         $ (216,719)     $7,611,449     $  (473,652)
                                                  ============         ============  ============      ===========

Net income (loss) per share                              $0.22             ($0.02)     $     0.79     $     (0.05)
                                                  ============         ============  ============      ===========

Shares used in computing net income (loss)
    per common share outstanding                    11,334,308          8,800,000       9,650,940       8,800,000
                                                  ------------         ------------  ------------      -----------

                  The accompanying notes are an integral part of these financial statements.

                                    UNITED PAYORS & UNITED PROVIDERS, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                               Nine Months ended September 30,
                                                               -------------------------------
                                                                    1996               1995
                                                               -----------       ------------
OPERATING ACTIVITIES
NET INCOME (LOSS)                                              $ 7,611,449       $  (473,652)
   ADJUSTMENT TO RECONCILE NET INCOME (LOSS)
   TO NET CASH USED IN OPERATIONS
     Depreciation and amortization                                 228,741            15,156
     Deferred income taxes                                         654,000          (266,026)
     Unrealized gains on trading equity securities                (126,432)                -
     Gain from early repayment of note                              (1,362)                -
     Change in accounts receivable                              (4,805,952)         (174,040)
     Purchase of trading equity securities                      (4,298,917)                -
     Change in other current assets and prepaid income taxes      (301,419)       (2,179,618)
     Change in due from contracting providers                   (1,529,230)         (125,000)
     Change in other assets                                       (122,137)         (242,972)
     Change in accounts payable and accrued expenses              (393,407)          181,081
     Change in income taxes payable                               (191,300)                -
                                                               -----------       ------------
   NET CASH USED IN OPERATING ACTIVITIES                        (3,275,966)       (3,265,071)
                                                               -----------       ------------
INVESTING ACTIVITIES
     Purchase of fixed assets                                     (528,208)         (402,750)
     Investments in complementary businesses                      (200,000)         (300,000)
     Return on investment                                           17,882                 -
                                                               -----------       ------------
   NET CASH USED IN INVESTING ACTIVITIES                          (710,326)         (702,750)
                                                               -----------       ------------
FINANCING ACTIVITIES
     Issuance of capital stock                                     150,000         6,000,000
     Acquisition of treasury stock                                 (30,000)                -
     Net proceeds from initial public offering                  26,875,443                 -
     Repayment of advances/loan from stockholders               (3,700,000)                -
     Repayment of note                                             (63,865)                -
     Repayment of capital lease                                    (13,426)                -
     Repayment of line of credit                                   (94,490)                -
                                                               -----------       -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                    23,123,662         6,000,000
                                                               -----------       -----------
INCREASE IN CASH AND CASH EQUIVALENTS                           19,137,370         2,032,179
CASH AND CASH EQUIVALENTS
     Beginning of the period                                     8,701,135                 -
                                                               -----------       -----------
     End of the period                                         $27,838,505       $ 2,032,179
                                                               ===========       ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
     Interest paid during the period                           $    71,448       $         -
     Taxes paid during the period                              $ 4,791,892       $         -
SUPPLEMENTAL NONCASH DISCLOSURE
     Fixed assets financed with capital lease                  $   150,696       $         -

               The accompanying notes are an integral part of these financial statements.

                                                     3

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

     Effective December 31, 1995, the stockholder of Initial Managers and Investors, Inc. ("IM&I") and the stockholders of IM&I-NEWCO, Inc., all of whom were stockholders of UP&UP, contributed 100% of the issued and outstanding shares of each of those entities to UP&UP. IM&I, IM&I-NEWCO, Inc. and UP&UP were affiliated entities. Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc. ("AHP"), an indirect, wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"), an affiliated entity, whereby AHP contributed a certain group of contracts constituting "The Transferred Client Group" of AHP to UP&UP. (UP&UP, IM&I, IM&I-NEWCO, Inc. and The Transferred Client Group are hereafter referred to as the "Company".) Because the contributions were nonmonetary in nature and made by the existing stockholders of UP&UP, the assets and liabilities contributed have been reflected at the transferors' historical cost in the accompanying consolidated balance sheet as of December 31, 1995. Since the contributions were effective December 31, 1995, the accompanying consolidated statement of operations for the three and six months ended September 30, 1995 do not include the 1995 results of operations of IM&I, IM&I-NEWCO, Inc. or The Transferred Client Group (collectively the "Contributed Businesses").

In connection with the June 7, 1996 merger, the Company effected a 10:1 exchange of common stock and an increase in authorized shares of capital stock to 40,000,000 shares, of which 35,000,000 shares were common stock and 5,000,000 shares were preferred stock. These events have been reflected in the December 31, 1995 and September 30, 1996 consolidated balance sheets.

2.   INITIAL PUBLIC OFFERING

     The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission which offered to the public 2,400,000 shares (2,760,000 shares, including the overallotment) of the Company's common stock. This registration statement was declared effective on June 28, 1996.

     The closings of the sale of stock were effected on July 8, 1996 and July 15, 1996 for which the Company received proceeds (net of underwriters' commissions and expenses) of $23.4 million and $3.5 million, respectively.

3.   LEGAL PROCEEDINGS

     Except as discussed below, the Company currently is not a party to any legal proceedings, nor is it aware of any legal proceedings threatened against it. On April 26, 1996, a civil complaint was filed against the Company in the United States District Court for the Northern District of Illinois by HealthCare Compare Corporation d/b/a The Affordable Medical Networks ("HealthCare Compare"). The litigation is currently in the discovery phase. HealthCare Compare seeks injunctive and other relief, including possible damages, based generally on allegations that representatives of the Company, in at least four instances, made various misrepresentations to prospective contracting providers, including to the effect that the Company's provider network was affiliated with HealthCare Compare's provider network or that HealthCare Compare had agreed to utilize the Company's provider network. The Company denies the allegations in the complaint and believes the complaint by HealthCare Compare is without merit. The Company intends to vigorously defend against the complaint. After consultation with counsel and review of available facts, management believes that damages, if any, arising from litigation will not be material to the consolidated financial statements of the Company.

4.   UNAUDITED INFORMATION

     The consolidated financial statements for the three months and nine months ended September 30, 1996 and 1995 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three months and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year or in the future.

5.   SUBSEQUENT EVENT

     On October 24, 1996, the Company executed a contract to acquire the stock of National Health Services, Inc., a national utilization review company headquartered in Louisville, Kentucky. The Company estimates that the total purchase price, consisting of cash and warrants to purchase 318,000 shares of common stock of the Company, will approximate $6.8 million. This acquisition will be treated as a purchase for accounting purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS FORM 10-Q MAY CONTAIN FORWARD-LOOKING STATEMENTS (SEE "CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS OR STOCK PRICES") WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS INVOLVE A NUMBER OF RISKS AND UNCERTAINTIES. THE COMPANY UNDERTAKES NO OBLIGATION TO REVISE ANY FORWARD-LOOKING STATEMENTS IN ORDER TO REFLECT EVENTS OR CIRCUMSTANCES THAT MAY ARISE AFTER THE DATE OF THIS REPORT. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY THE COMPANY IN THIS REPORT AND IN THE COMPANY'S OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION THAT ATTEMPT TO ADVISE INTERESTED PARTIES OF THE RISKS AND FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS.

GENERAL

     UP&UP, a Delaware corporation, was originally incorporated in the State of Iowa on January 3, 1995 as PB Newco, Inc. Effective June 7, 1996, PB Newco, Inc. merged into UP&UP, with UP&UP being the surviving corporation. Effective December 31, 1995, the Company's stockholders and a subsidiary of a stockholder contributed to the Company certain complementary businesses, specifically the Transferred Client Group, Initial Managers & Investors, Inc. and IM&I-NEWCO, Inc. (collectively the "Contributed Businesses"). Because the contributions were nonmonetary in nature and made by existing stockholders of UP&UP, the assets and liabilities contributed have been recorded at the transferors' historical cost as of December 31, 1995. Since the contributions were effective December 31, 1995, the consolidated statements of operations for the three and nine months ended September 30, 1995 do not include the results of operations of the Contributed Businesses. The results of operations of the Contributed Businesses are included in the consolidated financial statements for the three and nine months ended September 30, 1996.

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

HISTORICAL RESULTS OF OPERATIONS

     The following table sets forth unaudited results of operations data for the three and nine month periods ended September 30, 1996 and 1995.

                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                          ----------------------------------    ----------------------------------
                                                1996                 1995              1996                1995
                                          -------------        -------------    --------------      --------------
Revenue

    Provider network                      $   7,688,323        $     359,743       $22,771,386       $     467,090

    Other                                        47,593                   --           203,225                  --
                                          -------------        -------------    --------------      --------------

         Total revenue                        7,735,916              359,743        22,974,611             467,090
                                          -------------        -------------    --------------      --------------

Operating expenses

     Direct contract expenses                 1,682,205               91,417         5,283,518             119,137


     General and administrative               2,062,389              669,341         5,339,744           1,262,145


     Depreciation and amortization               87,395               12,463           228,741              15,156
                                          -------------        -------------    --------------      --------------

         Total operating expenses             3,831,989              773,221        10,852,003           1,396,438
                                          -------------        -------------    --------------      --------------

Operating income (loss)                       3,903,927             (413,478)       12,122,608            (929,348)

Other income, net of expenses                   410,052               75,039           540,841             189,670
                                          -------------        -------------    --------------      --------------

Income (loss) before income taxes             4,313,979             (338,439)       12,663,449            (739,678)

Income tax benefit (expense)                 (1,712,000)             121,720        (5,052,000)            266,026
                                          -------------        -------------    --------------      --------------

Net income (loss)                         $   2,601,979         $   (216,719)    $   7,611,449        $   (473,652)
                                          =============         =============    ==============        =============

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1995

     The Company was incorporated and commenced operations on January 3, 1995. During the three months ended September 30, 1995, the Company focused its efforts on the development of its Contracting Provider network and marketing to prospective clients. Net loss for the period was $216,719 after the recognition of the tax benefit from the Company's net operating loss carry forward in the amount of $121,720.

     The results of operations for the three months ended September 30, 1996 include the results of operations of the Contributed Businesses. As of September 30, 1996, the Company had 40 Payor Clients and approximately 1,900 Contracting Providers. Provider network revenue was $7.7 million. Other revenue of approximately $48,000 related to the administration of the CHCBP program.

     Direct contract expenses for the three months ended September 30, 1996, primarily consisted of fees for the utilization of other provider networks of $1.3 million, representing 17.1% of provider network revenue, and marketing commissions of $246,000.

     General and administrative expenses for the three months ended September 30, 1996 of approximately $2.1 million represented 26.7% of total revenue. Net income was $2.6 million, or 33.6% of total revenue.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
NINE MONTHS ENDED SEPTEMBER 30, 1995

     The Company was incorporated and commenced operations on January 3, 1995. During the first nine months of 1995, the Company focused its efforts on the development of its Contracting Provider network and marketing to prospects. Net loss for the period was $473,652 after the recognition of the tax benefit from the Company's net operating loss carry forward in the amount of $266,026.

     The results of operations for the nine months ended September 30, 1996 include the results of operations of the Contributed Businesses. Provider network revenue was $22.8 million. Other revenue of $203,225 related to the administration of the CHCBP program.

     Direct contract expenses for the nine months ended September 30, 1996, primarily consisted of fees for the utilization of other provider networks of $4.1 million, representing 18.1% of provider network revenue, and marketing commissions of $928,000.

     General and administrative expenses for the nine months ended September 30, 1996 of approximately $5.3 million represented 23.2% of total revenue. Net income was $7.6 million, or 33.1% of total revenue.

PRO FORMA RESULTS OF OPERATIONS

     The following table sets forth certain unaudited pro forma consolidated financial data of the Company and the Contributed Businesses for the three and nine month periods ended September 30, 1995 as if the contributions had been consummated as of January 1, 1995 for IM&I, the Transferred Client Group, and for IM&I-NEWCO, Inc.. The pro forma financial data have not been audited but, in the opinion of management, include adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth therein. The pro forma financial data may not be indicative of the results that would have been achieved if the transactions reflected therein had occurred at the beginning of the period for which the pro forma data is presented or of future results.

                                           Three Months Ended September 30,       Nine Months Ended September 30,
                                          ----------------------------------    ----------------------------------
                                            Historical           Pro Forma         Historical          Pro Forma
                                                1996                 1995              1996                1995
                                          -------------        -------------    --------------      --------------
Revenue

    Provider network                      $   7,688,323        $   6,665,478       $22,771,386       $  19,025,805

    Other                                        47,593               80,460           203,225             172,289
                                          -------------        -------------    --------------      --------------
         Total revenue                    $   7,735,916        $   6,745,938       $22,974,611       $  19,198,094
                                          =============        =============    ==============      ==============

Operating expenses

     Direct contract expenses             $   1,682,205        $   2,194,041       $ 5,283,518           6,176,969


     General and administrative               2,062,389            1,827,857         5,339,744           5,166,902


     Depreciation and amortization               87,395               64,877           228,741             180,083
                                          -------------        -------------    --------------      --------------
         Total operating expenses         $   3,831,989        $   4,086,775       $10,852,003       $  11,523,954
                                          =============        =============    ==============      ==============

HISTORICAL THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
PRO FORMA THREE MONTHS ENDED SEPTEMBER 30, 1995

     Revenue increased $1.0 million from $6.7 million for the three months ended September 30, 1995 to $7.7 million for the three months ended September 30, 1996. This increase was attributable to the addition of eight Payor Clients, the growth in the claims volume from existing Payor Clients and the expansion of the provider network.

     Direct contract expenses decreased approximately $512,000. Of this decrease, approximately $146,000 was attributable to marketing commissions, including approximately $80,000 in marketing commissions to an affiliate of the Company by one of the Contributed Businesses in the three months ended September 30, 1995 which were reduced to zero in 1996 because the agreement, pursuant to which such commissions were payable, was terminated as of January 1, 1996. Fees to other provider networks were $1.7 million in the three months ended September 30, 1995 and $1.3 million in the three months ended September 30, 1996, decreasing from 26.6% of provider network revenue in the three months ended September 30, 1995 to 17.1% in the three months ended September 30, 1996. This decrease was attributable to the growth in the number of providers contracting directly with the Company and Payor Clients accessing more direct contracts.

     General and administrative expenses increased by approximately $235,000 from $1.8 million in the three months ended September 30, 1995 to $2.1 million in the three months ended September 30, 1996. This increase is attributable to the increase in marketing activities and legal costs. General and administrative expenses decreased as a percentage of total revenue from 27.1% in the three months ended September 30, 1995 to 26.7% in the three months ended September 30, 1996.

HISTORICAL NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
PRO FORMA NINE MONTHS ENDED SEPTEMBER 30, 1995

     Revenue increased $3.8 million from $19.0 million for the nine months ended September 30, 1995 to $23.0 million for the nine months ended September 30, 1996. This increase was attributable to the addition of eight new Payor Clients, the growth in the claims volume from existing Payor Clients and the expansion of the provider network.

     Direct contract expenses decreased approximately $893,000. Of this decrease, approximately $131,000 was attributable to marketing commissions to an affiliate of the Company by one of the Contributed Businesses in the nine months ended September 30, 1995 which were reduced to zero in 1996 because the agreement, pursuant to which such commissions were payable, was terminated as of January 1, 1996. Fees to other provider networks were $5.0 million in the first nine months of 1995 and $4.1 million in the first nine months of 1996, decreasing from 26.1% of provider network revenue in the first nine months of 1995 to 18.1% in the first nine months of 1996. This decrease was attributable to the growth in the number of providers contracting directly with the Company and Payor Clients accessing more direct contracts.

     General and administrative expenses increased by approximately $173,000 from $5.2 million in the nine months ended September 30, 1995 to $5.3 million in the nine months ended September 30, 1996. This increase is attributable to the overall increase in marketing activities and legal costs. General and administrative expenses decreased as a percentage of total revenue from 26.9% in the nine months ended September 30, 1995 to 23.2% in the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has financed its operations principally through equity contributions and its results of operations. In July 1996, the Company received net proceeds of approximately $26.9 million from its initial public offering. At December 31, 1995 and September 30, 1996, the Company had working capital of approximately $3.4 million and $35.8 million, respectively. Approximately $5.8 million of available working capital was utilized to consummate the acquisition of National Health Services, Inc. at the end of October, 1996.

     The Company's primary capital resources commitment is to fund payments due upon exercise of Prepayment Options granted to Contracting Providers. The Company estimates that for the remainder of 1996, the Company will be required to fund approximately $3.5 million of Prepayment Options. Depending on increases in claims volume and in the number of Contracting Providers and Payor Clients, the Company estimates that an additional $25.0 million to $30.0 million could be required to fund Prepayment Options in 1997.

     The Company believes that the net proceeds from the Initial Public Offering, together with its funds from operations, will satisfy its cash requirements for the next two and one-half (2 1/2) years. However, in the event that the payment of Prepayment Options exceeds the Company's estimates and/or other available sources of liquidity to fund such payments are not as great as anticipated, the Company could seek to borrow funds or obtain additional infusions of capital to fund the balance of such payments.

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

     A significant portion of the Company's revenue is derived from a small number of Payor Clients. The duration of the Company's contracts with its Payor Clients is one year, with automatic renewals on the anniversary date. However, such contracts may be terminated by either party at any time generally upon 90 days' notice. Such contracts are also subject to fee negotiations and revisions on an annual basis. There can be no assurance that any of the Company's contracts with Payor Clients will not be terminated early or will be renewed, and, if renewed, will contain favorable terms. The loss of a contract with a major Payor Client and the inability to replace any such client with significant new clients could have a material adverse effect on the Company's business, financial condition or results of operations. During October 1996, Wellpoint Health Networks, Inc. announced the acquisition of the health insurance business of one of the Company's clients, John Hancock Mutual Life Insurance Company. The Company has not been advised of and does not anticipate any changes, at least in the short term, in its contract.

     The Company's standard contract with a Contracting Provider includes a one-year term, renewable automatically for successive one-year terms, unless the Contracting Provider gives written notice of termination, typically at least 90 days prior to the renewal date. These contracts are also subject to negotiation and revisions on an annual basis with respect to the level and amount of price concessions for medical services. The termination of a significant number of contracts with Contracting Providers having a high volume of claims with the Company's Payor Clients, the inability to replace such contracts with contracts with similar Contracting Providers and/or the renegotiation of contracts resulting in reduced price concessions could have a material adverse effect on the Company. A number of health care providers and/or hospital systems are merging with or acquiring other hospitals or hospital systems to create large integrated delivery systems. The formation of these delivery systems may impact the future ability of the Company to contract directly with the individual hospital facilities or obtain price concessions at the same level currently obtained.

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

     All of the above factors are difficult for the Company to forecast, and these or other factors, such as sales of substantial amounts of the Company's Common Stock in the public market, and changes in earnings estimates by securities analysts, can materially affect the Company's operating results and stock price. Further, in recent years, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many companies, for reasons frequently unrelated to the performance of the specific companies. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of the Company's Common Stock. There can be no assurances that the trading price of the Company's Common Stock will remain at or near its current level.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company, except as referenced in Note 3 to the Consolidated Financial Statements for the three and nine months ended September 30,1996.

ITEM 2.   CHANGES IN SECURITIES (Not Applicable)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES (Not Applicable)

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS

     Effective June 7, 1996, PB Newco, Inc. merged into its subsidiary, United Payors & United Providers, Inc. ("UP&UP") a Delaware corporation, with UP&UP being the surviving corporation in order to change domicile and name of
corporation.   This  action  was   authorized  by  the   unanimous   consent  of
stockholders.

ITEM 5.   ACQUISITION

     On October 24, 1996, the Company acquired National Health Services, Inc. ("NHS") from Preferred Health Choice, Inc., a wholly-owned indirect subsidiary of Pioneer Financial Services, Inc. for a purchase price of approximately $6.8 million, consisting of $5.8 million in cash and warrants to purchase an aggregate of 318,000 shares of the Company's common stock.

     NHS is a health care utilization management company that currently provides services to approximately 70 clients, whose health care insureds aggregate in excess of two million persons.

     The Stock Purchase Agreement relating to the acquisition of NHS, including the Warrants for the Company Common Stock, is attached as an Exhibit hereto and reference is made to such Agreement for the full description of the terms of the acquisition and of the Warrants.

     The information regarding the acquisition of NHS submitted in this quarterly report is included in lieu of the filing of a Form 8-K, Items 2 and 7, regarding such acquisition. It is not practicable to provide at this time the financial statements and pro forma financial information regarding NHS required by Item 7 of Form 8-K. Such required financial statements will be filed as soon as practicable, but at least within 60 days of the date hereof.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

     3.1   Certificate of Incorporation*
     3.2   Bylaws*
     10.1 Stock Purchase Agreement between Preferred Health Choice, Inc. and United Payors & United Providers, Inc. dated October 22, 1996
     10.2 Warrants to Purchase 150,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 23, 1996**
     10.3 Warrants to Purchase 168,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 27, 1996**
     11.0  Statement Regarding Computation of Earnings Per Share
     27.0  Financial Data Schedule

2.   Reports on Form 8-K (None)



--------
     * Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement as amended, Registration No. 333-3814, initially filed on April 19, 1996.

    ** Attached as Exhibits A-1 and A-2 to the Stock Purchase Agreement filed as Exhibit 10.0 to this Form 10-Q.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      UNITED PAYORS & UNITED PROVIDERS, INC.


Date: November 13, 1996               By:    /s/   THOMAS L. BLAIR
                                                  ------------------------------
                                      Thomas L. Blair
                                      President and Chief Executive Officer



Date: November 13, 1996               By:    /s/   S. JOSEPH BRUNO
                                                  ------------------------------
                                      S. Joseph Bruno
                                      Vice President and Chief Financial Officer