Form 10-K405
period 1996-12-31
UNITED PAYORS & UNITED PROVIDERS INC
filed 1997-03-31
CIK 1012441

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______________ TO _______________

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

                                Not Applicable
  --------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

  Securities registered pursuant to 12(b) of the Act: None
  Securities registered pursuant to 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes    X           No
                                             -------           -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K:    ( X )

The number of shares of Common stock, par value $.01 per share, outstanding on March 14, 1997 was 11,563,286. As of March 14, 1997, assuming as fair value the last sale price of $14.25 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $53,760,000.

                     DOCUMENTS INCORPORATED BY REFERENCE:

The Company's Proxy Statement for its annual meeting of stockholders to be held in June, 1997, a definitive copy of which will be filed within 120 days of December 31, 1996, is incorporated by reference in Part III of this Report on Form 10-K.

The Company's Registration Statement filed with the Commission on Form S-1, as amended, (Registration No. 333-3814) and the Company's Form 10-Q for the quarter ended September 30, 1996 are incorporated by reference in Part IV of this Report on Form 10-K.

                    UNITED PAYORS & UNITED PROVIDERS, INC.
                               AND SUBSIDIARIES

                          FISCAL YEAR 1996 FORM 10-K

                               TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I

  Item 1.  Business........................................................   1
  Item 2.  Properties......................................................  10
  Item 3.  Legal Proceedings...............................................  10
  Item 4.  Submission of Matters for a Vote of Security Holders............  10

PART II

  Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................  11
  Item 6.  Selected Consolidated Financial Data............................  11
  Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  12
  Item 8.  Financial Statements and Supplementary Data.....................  18
  Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................  18

PART III

  Item 10. Directors and Executive Officers of the Registrant..............  19
  Item 11. Executive Compensation..........................................  19
  Item 12. Security Ownership of Certain Beneficial Owners and Management..  19
  Item 13. Certain Relationships and Related Transactions..................  19

PART IV

  Item 14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K.............................................  20

SIGNATURES



                                     PART I

ITEM 1.  BUSINESS

GENERAL

  United Payors & United Providers, Inc. (the "Company" or "UP&UP") is a Delaware corporation and the successor to an Iowa corporation organized in January 1995. Its business operations include the operations of Initial Managers and Investors, Inc. ("IM&I") which was merged into the Company effective April 9, 1996 and certain operations (the "Transferred Client Group") transferred from America's Health Plan, Inc. ("AHP"). AHP is an indirect wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"), which indirectly owns approximately 38.1% of the Company's outstanding Common Stock at December 31, 1996. IM&I was owned by Thomas L. Blair, the founder of the Company, who owns approximately 19.3% of the Company's outstanding Common Stock at December 31, 1996. The Company also has three direct subsidiaries: (i) National Health Services,Inc., a Wisconsin corporation ("NHS"), which is a national health care utilization management services company acquired by UP&UP effective October 1, 1996; (ii) IM&I-NEWCO, Inc., a Delaware corporation ("NEWCO"), which administers the Continued Health Care Benefit Program ("CHCBP") for the United States Department of Defense; and (iii) America's Health Card Services, Inc., an Iowa corporation ("AHCS"), which is 90% owned by the Company and promotes a multifunction co-branded health insurance identification card and credit card for distribution by payors.

  The Company serves as an intermediary between health care payors, such as insurance companies, and health care providers, such as hospitals, by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors and increased liquidity and improved efficiency in claims submissions for providers. The Company derives its revenues primarily from a portion of the price concessions offered by the providers under such contractual arrangements.

  The Company enters into contracts with both providers of medical services ("Contracting Providers") and payors of medical claims ("Payor Clients"). The Company's contracts with Contracting Providers establish price concessions on the charges for medical services rendered by the Contracting Providers to beneficiaries covered by medical plans of Payor Clients. These Contracting Providers collectively constitute the "UP&UP Network." In partial consideration for the price concessions furnished by the Contracting Providers, the Company offers the Contracting Providers a Prepayment Option. As of February 28, 1997, the UP&UP Network consisted of approximately 2,900 Contracting Providers. See "Business -- UP&UP Network and Payor Clients -- Provider Network and
Prepayment Option."

  The Company's contracts with Payor Clients, such as insurance companies, third party administrators ("TPAs"), self-insured employers and unions, and government health plans, provide for specified reductions in the amounts ordinarily payable by the Payor Clients for medical claims submitted by Contracting Providers. The Company believes that, consistent with representations generally made by Payor Clients to their respective state insurance commissioners, plan beneficiaries receive the same proportionate reduction on the co-insurance portion of the medical claims payable by such beneficiaries under the terms of those plans.

The Company has sophisticated information systems capabilities, which facilitate claims data transmission and cost repricing pursuant to UP&UP
Network price concessions. In addition, the Company conducts extensive data analyses of encounter and cost data by specific service areas for Payor Clients. The Company also maintains an extensive, proprietary database of provider charges for certain medical procedures by geographic area, which is offered to both its Payor Clients and Contracting Providers.

  Through its subsidiary, National Health Services, Inc., a national health care utilization management company, the Company also offers a variety of utilization management products and services, such as inpatient and outpatient utilization review, catastrophic case management, high risk maternity review, professional clinical opinion, allied or ancillary therapy review, and physician consultation. NHS' strategic approach to utilization management, is to make its products and services available separately or as part of an integrated package tailored to meet specific client needs.

  NHS serves a variety of clients, including state governments, Taft-Hartley plans, self-insured plans, indemnity insurance carriers, and TPAs, representing more than two million lives. NHS manages its clients' medical expense through determinations of medical necessity and appropriateness, negotiations with providers regarding charges for services, and the coordination of cost effective health care alternatives. In 1996, NHS was ranked as the 3rd largest utilization management organization in the country by Business Insurance magazine based on review volume.

INDUSTRY OVERVIEW

  The health care industry in the United States constitutes a substantial portion of the Gross National Product, with in excess of $1 trillion estimated to be spent annually for health care. Of this total, over $300 billion annually of services is estimated to be provided by hospitals and approximately $200 billion to be provided by physicians. Traditionally, health care services have been provided on a fee-for-service basis through a generally fragmented system of health care providers, which includes approximately 6,400 hospitals as of December 31, 1994, as well as physicians, other health care providers and pharmacies.

  Payment for all or a portion of health care fees traditionally has been assumed, in many instances, for recipients of the health care services by indemnity insurance companies and large public or private sector employers or unions, which offer, at their own risk, certain insurance coverage to their beneficiaries, employees or members. It is estimated by Foster Higgins National Survey of Employer-sponsored Health Plans ("Foster Higgins") that, as of December 31, 1996, approximately 23% of the insured population in the United States was covered by such traditional, indemnity-type health insurance plans. The Company's Payor Clients primarily are these traditional, indemnity-type insurance companies, self-insured companies and unions, government health plans and their agents.

  As a result of escalating health care costs, various concepts of managed care have evolved and are continuing to evolve. Managed care attempts to influence and reduce the cost of health care by managing the two variables that comprise the cost of health benefits. These variables are the frequency of service (e.g., the number of laboratory tests that might be performed) and the cost per service (e.g., the cost per laboratory test). Health maintenance organizations ("HMOs") have emerged as integral components of the health care system and there have been substantial increases in the population covered for health insurance purposes by HMO-type organizations. It is estimated by Foster Higgins that, as of December 31, 1996, approximately 27% of the insured population received medical benefits through HMOs. The ability of HMOs to direct their beneficiaries to specific providers by their inherent constraints on the freedom of selection of providers enables the HMOs to utilize their purchasing power with such providers to obtain price concessions.

  HMOs have in many instances evolved from paying providers on a fee-for-service basis to paying on a "capitation" basis. Under a capitation arrangement, a physician group and/or hospital group receives a prepaid fixed monthly fee per HMO member (i.e., per capita) in consideration for providing specified medical benefits to the member. The capitation payment mechanism has the potential to shift the risk of the cost of medical service from the HMO to the provider group accepting the capitation. In order to accept a capitation arrangement, a physician group and/or hospital must have defined protocols to allocate and disburse the capitation payment to all those providers (e.g., hospitals, primary care physicians, specialists, laboratories and pharmacies) that are responsible for providing health benefits under the capitation arrangement. Many physician groups and hospital groups do not have the necessary protocols and information systems to manage the disbursement of a capitation payment.

  The search for ways to contain medical costs also has involved the development by non-HMO health coverage insurers of various managed care medical cost containment protocols and mechanisms for their insured beneficiaries. Facilitating the migration of the non-HMO insured programs to more of a managed care product, certain states have created exemptions to state antitrust laws to permit physicians, hospitals and other providers to participate in joint ventures such as physician hospital organizations ("PHOs"), which have the potential to provide comprehensive health coverage on a capitation basis. As a result, various physicians and hospitals that do not presently contract with HMOs and/or preferred provider organizations ("PPOs") are joining together to form PHOs or other entities that may accept risk, in order to potentially participate in capitated health care arrangements. However, there is still no universal conduit between those payors wishing to access a national network of "at-risk" providers and physician and hospital groups seeking to contract with national payors on an at-risk basis.

STRATEGY

     The Company's strategy is: (i) to increase overall claims volume by expanding the UP&UP Network of Contracting Providers and the number of Payor Clients; (ii) to develop new services which allow national and other large Payor Clients to compete more effectively in the marketplace, including the development of capitated networks for Payor Clients; and (iii) to build upon its existing capabilities to promote efficiencies in the relationships between national and other large payors and local and regional providers, including possibly the establishment of a national clearinghouse for claims transmissions and electronic funds transfers ("EFTs").

  The strategy of the Company's subsidiary, National Health Services, Inc., is:
(i) to continue to maintain flexibility in its approach to existing clients and target markets by providing services and products which are consistent with the clients' needs; (ii) to develop new products and services based upon a client's utilization patterns and priorities; (iii) to form strategic alliances with vendors of complementary products/services in order to offer existing and potential clients an expanded range of health care services through a single vendor.

Increase Claims Volume

  To expand the UP&UP Network, the Company intends to market the Prepayment Option and enhanced ancillary services to new providers. The Company believes that the Prepayment Option has been and will continue to be attractive to providers. The Prepayment Option is intended to enable Contracting Providers to increase their liquidity by receiving an up-front payment which may reduce their carrying costs pending receipt of actual payment from payors for services already rendered. The Prepayment Option and the ancillary information systems services, such as claims data transmission and cost repricing, are also expected to further solidify the business and financial relationship between the Company and its Contracting Providers.

  The Company also is exploring the development of a national network of capitated providers through strategic alliances with Physician Networks which are forming in major markets throughout the United States. The Company has established a capitated network with a group of hospitals and physicians in California. To the extent desired by its Payor Clients, the Company would seek to expand this California network and explore possible capitated network arrangements in other states. The Company believes that as health care costs continue to escalate, pressure from payors to enter into capitation arrangements will increase. The Company plans to facilitate its development of capitated networks by offering a sophisticated information system which will enable capitated providers to manage and allocate capitation payments from national payors among the various providers in a local health care delivery system, such as hospitals, primary care physicians and specialists.

National Clearinghouse

  The Company also intends to seek to acquire businesses that offer services or technologies that would expand or supplement its current business. In this regard and in order to increase its ability to facilitate the processing of claims from Contracting Providers and the payment of claims by Payor Clients, the Company may seek to acquire a claims processing clearinghouse. The Company views its ability to act as a clearinghouse as a value-added service for its Contracting Providers and Payor Clients that reduces their internal costs of claims handling through an increase in efficiency and a possible reduction in the price they pay for claims transmission service.

  In May 1996, the Company and EDIComm, Inc. ("EDIComm") entered into an agreement (the "EDIComm Agreement") whereby EDIComm agreed to assign to the Company its existing contracts (the "Assigned Contracts") with 19 hospital or other medical care facilities. Under the Assigned Contracts, EDIComm acted as an agent for such hospitals or other facilities to electronically transmit or distribute the claims of such providers to appropriate payors. The EDIComm Agreement provides that EDIComm will continue to administer the Assigned Contracts and provide the technical assistance necessary to support the Assigned Contracts until both parties mutually agree to discontinue such arrangements. The Company believes that the EDIComm Agreement will enable it to gain experience in the business of acting as an agent for the provider in transmitting claims directly to payors.

Flexibility

  Flexibility in NHS' approach to service and product design results in a utilization management program which is consistent with the evolving needs of its clients. Clinical department managers, executives responsible for operations, the Medical Director, and Associate Medical Directors are directly accessible to clients. Therefore, the unique and specific needs of clients are accommodated through working relationships with staff at all levels of the organization. The expertise of NHS' staff includes the ability to analyze and interpret utilization data in order to identify, recommend and implement strategies that will maximize the effectiveness of health care dollars. Based upon a client's utilization experience and priorities, NHS is able to customize programs such as focused review or high risk maternity/perinatal management carve-out products.

Strategic Alliances

  The more sophisticated purchasers of utilization management services already recognize the importance of an integrated, coordinated health care delivery system in ensuring both the quality and cost effectiveness of health care. Therefore, through NHS, the Company intends to explore strategic alliances with managed care companies which offer complementary products/services, such as home health services, specialty networks, demand management, PPOs, and TPAs. The end result would be a single-source offering that would not only positively impact on quality and cost effectiveness but would also have a positive impact on clients' administrative costs by consolidating vendor services.

New Products and Services

  The Company has developed a multifunction co-branded card that serves as both a health insurance card and a VISA credit card. The Company has entered into an agreement with a credit card issuing bank and expects to issue the first group of cards during the third quarter of 1997. This multifunction co-branded card should generate ancillary revenues and, more importantly, should promote communication and facilitate payments among the Contracting Providers, Payor Clients and the beneficiaries of those Payor Clients. The Company believes that the availability of the multifunction co-branded card will enhance the Company's ability to attract and retain Contracting Providers.

  The Company currently maintains an extensive, proprietary database of provider charges and other encounter data by geographic areas. The Company is continuing to expand this database, which it offers to both Payor Clients and Contracting Providers. The Company believes that the availability of its constantly updated database that tracks various reimbursement rates and other key indicators will assist it in maintaining its relationships with its Payor Clients.

  NHS is in the process of developing and refining two new products: an enhanced mental health and substance abuse review program, and a disease management program. The mental health and substance abuse review product will initially be geared toward state government, Medicaid and self-insured clients. The review concept will include the application of NHS' Physician Developed Criteria for mental health and substance abuse to assist the review staff in validating the clinical diagnosis under which each patient is admitted, evaluating the appropriateness of the proposed treatment for the reported symptoms, and documenting the expected results of services delivered. The proposed treatment will be evaluated for both medical necessity and level of care, with an emphasis on discharge readiness and alternative care settings.

  NHS is also developing a disease management program that will seek to develop a realistic model of particular diseases and the typical drivers of cost in their treatment. The disease management program will involve a clinical approach to patient care that coordinates all aspects of health care delivery. The program will seek to provide integrated clinical management of a disease state which will result in improved quality of life, improved clinical outcomes, and overall reduction in total health care costs. In collaboration with the physician provider, the NHS disease manager would develop a clinical care plan that would seek to improve quality of life and clinical outcomes, while achieving an overall reduction in total health care costs.

UP&UP NETWORK AND PAYOR CLIENTS

Provider Network and Prepayment Option

  The UP&UP Network is a nationwide network of medical care providers which, as of February 28, 1997, consisted of approximately 2,900 Contracting Providers located in 50 states and the District of Columbia. The UP&UP Network was organized to meet the medical service, financial and geographic needs of Payor Clients and their beneficiaries and to provide health benefit services in a cost-effective manner to beneficiaries of such Payor Clients. The Company intends to continue to concentrate on expanding the number of Contracting Providers, including physician groups. In its marketing to health care providers, the Company focuses on recruiting for the UP&UP Network those providers who could best serve Payor Clients and their beneficiaries.

  The Company contracts directly with individual hospitals and groups of hospitals and other health care providers for such providers to participate in the UP&UP Network and to grant price concessions to the Payor Clients. Price concessions are individually negotiated with each Contracting Provider and generally consist of either discounts from billed charges or per diem rates. The Company's standard contract with a Contracting Provider includes a one-year term renewable automatically for successive one-year terms, unless the Contracting Provider gives written notice of termination, typically at least 90 days prior to the renewal date.

  Moreover, the Company believes that the attractiveness of the UP&UP Network to Contracting Providers is significantly enhanced by the Company's Prepayment Option. Cash payments to Contracting Providers under the Prepayment Option are computed for selected Contracting Providers based upon annual claims volume for beneficiaries of the Company's Payor Clients who utilize the services of such Contracting Provider. The cash payments are made at the option of the Contracting Provider, either at the end of the contract period based upon one-twelfth of the actual claims presented for the preceding 12-month period or at the beginning of the contract period based upon one-twelfth of the estimated claims for the following 12-month period.

  The Company believes its operations are distinguishable from the objectionable operational characteristics some have attributed to purported Silent PPOs. First, the Company's practices permit its Payor Clients to take discounts from Contracting Providers only if both the Payor Client and Contracting Provider have a signed contract with the Company (or with another entity with which the Company has contracted for access to such entity's provider network) at the time a medical service was rendered and Contracting Providers are apprised of their contractual relationships with the Company's Payor Clients through the receipt of a Payor Client Directory that lists each Payor Client (or in some cases an affiliate of the Payor Client) and is regularly updated. Second, the Company believes that, consistent with representations made by its Payor Clients to their respective state insurance commissioners, plan beneficiaries receive the same proportionate reduction on any co-insurance portion of the medical claims payable by such beneficiaries under the terms of those plans. This serves as a financial incentive to the beneficiary to use the Company's Contracting Providers. Third, the Company also offers Contracting Providers the Prepayment Option.

Payor Clients

  In order to maximize its marketing efforts, the Company has focused on establishing relationships with Payor Clients who have a nationwide presence and who, therefore, insure in the aggregate large numbers of beneficiaries. The Company intends to continue to market to national payors because of the significant claims volume which any single national payor represents. In addition, as the Company expands its Payor Client base, it may enter into contracts with regional and local payors. During 1996, three Payor Clients, MetraHealth, John Hancock and CIGNA accounted for 22%, 13% and 12%, respectively, of the Company's total revenue. The loss of any of these Payor Clients could have a material adverse effect on the Company.

  The duration of the Company's contracts with its Payor Clients typically is one year with automatic renewals on the anniversary date. However, such contracts may be terminated by either party at any time, generally, upon 90 days' notice. The contracts do not preclude the Payor Clients from contracting with other networks or developing or offering other products or services which do not use the Company's services and/or Contracting Providers.

  Payor Clients generally compensate the Company based on a percentage of the price concessions from Contracting Providers on claims for such Payor Clients. Such compensation generally is due to the Company by Payor Clients at the time the Payor Client pays claims either directly to the Contracting Provider or indirectly through the Company to the Contracting Provider. Compensation to the Company varies depending upon the terms of individual contracts and the aggregate amount of claims volume for the individual Payor Clients. Larger claims volume can result in a decreased share of price concessions.

Capitated Network

  Under increasing pressure to contain health care costs, insurers are turning to capitation to control their costs and to share the risk with providers. In recognition of this, particularly in areas with heavy managed care penetration rates, such as southern California, the Company is exploring the development of a national capitated network of hospitals utilizing incentive-based reimbursement principles (the "Capitated Network"). Using published "base line" age and sex-adjusted monthly capitation rates for standard managed care programs, the Company and providers in the Capitated Network would share in savings when physician gatekeepers manage health care expenditures below projected capitation levels.

SOFTWARE SYSTEMS CAPABILITIES

Information Systems

  In order to influence and control health care costs, payors and providers must have the ability to monitor costs. Because of the number of variables that may affect total health care-related expenses, effective monitoring of medical costs is difficult. The Company utilizes a broad range of information systems applications to support its business and to enhance its ability to service its Payor Clients and Contracting Providers. The Company believes that its systems provide for the high level of flexibility and functionality necessary to service both its Payor Clients and Contracting Providers.

The systems are able to accommodate a variety of insurance products, changes and modifications of contractual arrangements with Contracting Providers and generate a range of encounter data reports. Such reports include both the cost per service and the frequency of service by a Contracting Provider to a beneficiary of a Payor Client. In the Capitated Network, sophisticated systems capabilities are necessary to support physician and hospital groups in administering the allocation and disbursement to all providers in the Capitated Network. In addition to allocating risk and disbursing capitation among providers, the systems have the capability to adjudicate claims and to generate the encounter data necessary to support quality assurance programs.

Claims Data Transmission and Repricing Systems

  In order for the Company's Payor Clients to access the contractual arrangements which the Company has with its Contracting Providers, the Company has installed, in the facilities of its larger Payor Clients, the appropriate hardware and software necessary to provide such Payor Clients with direct access to the Company's provider database. To facilitate the repricing of medical claims received by Payor Clients, the Company has developed a system for the electronic transmission of claims and repricing data to such Payor Clients. The Company has also installed the necessary software at these same facilities to access the repricing database. All information in the provider database and in the repricing database is updated monthly by electronic interface between the Company and the Payor Clients. The Company believes that the availability of these products and services to Payor Clients strengthens the relationship between the Payor Clients and the Company and adds value to the Company's contracts with such Payor Clients.

  For Contracting Providers, the Company calculates the repricing of all claims from such Contracting Providers to its Payor Clients in accordance with the price concessions of the individual contract with that Contracting Provider. This calculation is furnished to the Contracting Provider in the form of a transmittal notice so that it can verify the accuracy of payments it receives from Payor Clients.

Provider Database

  A wide range of reimbursement rates exists among providers for the same procedures and services. These variations are not based solely on geographic location and there can be a wide variety of reimbursement rates within one geographic area. The Company has developed a provider database that tracks various reimbursement rates and other key indicators among provider hospitals. These indicators include charges per day, occupancy rates and the volume of medical claims being generated by each Contracting Provider for each of the Payor Clients. This database is available to all Payor Clients to assist them in evaluating which Providers may be cost effective.

ADMINISTRATION OF CHCBP PROGRAM

  NEWCO administers CHCBP which is a benefit program that allows certain groups of military health service beneficiaries to continue receiving benefits under CHAMPUS when they lose their eligibility for military health care. The Company processes applications, tracks and maintains enrollment, and collects premiums for individuals or families who enroll in the CHCBP program.

AGREEMENT WITH AHP

  In December 1995, AHP transferred the Transfer Client Group to the Company through the transfer of specified AHP payor clients (the "Transfer Clients"). The Transfer Client Group represented approximately 45.0% of AHP's revenues for the year ended December 31, 1995, and did not include the business of Principal Mutual, a significant payor client of AHP. AHP is an indirect wholly-owned subsidiary of Principal Mutual and thus Principal Mutual, directly and indirectly, receives the full benefit of the price concessions available through the AHP provider network. AHP's predecessor was originally organized by Mr. Blair in December 1988. Mr. Blair was the primary stockholder of AHP when Principal Mutual, through a subsidiary, acquired it in June 1992. At the time of such acquisition, AHP technically was a subsidiary of the acquired entity, Direct Health, Inc., which subsequently was merged into AHP. This acquisition was finalized on May 3, 1993, upon the termination of a put arrangement in favor of the Principal Mutual subsidiary, supported by escrowed funds, which was part of the acquisition agreement in June 1992.

  In addition, on December 31, 1995, AHP agreed to the termination of the marketing arrangements IM&I had with AHP. Prior to its contribution by Mr. Blair to the Company effective December 31, 1995, IM&I operated primarily as a marketing agent for AHP to certain governmental and commercial payors, and IM&I shared with AHP the fees earned from those payors. IM&I was organized by Mr. Blair in May 1989 but did not conduct any significant operations until July 1993. IM&I has been contributed to the Company. The Company now has both the AHP and the IM&I rights with respect to Payor Clients who were obtained by IM&I.

  The transfer of the Transfer Clients from AHP to the Company was effected by the assignment by AHP of its contract rights with those Transfer Clients to the Company, subject to any right of a Transfer Client to consent to the assignment of the contract, combined with AHP's grant to the Company of permission for the Company to contract separately with those Transfer Clients, and thereby terminate the contractual arrangement of those Transfer Clients with AHP. During the transition period between the transfer of the Transfer Clients and any required consent to assignment of the contract or UP&UP separately contracting with the Transfer Client, UP&UP was entitled to the revenue under the Transfer Client contracts. To facilitate the transfer and accommodate the needs of the Transfer Clients during the transitional period needed to complete the transfer, and for a certain period thereafter, AHP agreed that the Transfer Clients could continue to access the AHP provider network through the Company without any payment to AHP, except to the extent necessary to cover costs of AHP under certain sharing arrangements it has with other provider networks. The Transfer Clients may not have continuing access to certain providers in the other provider networks and access to such providers will be curtailed as early as April 1, 1997. Because the Payor Client contracts in question generally required the consent of the Transfer Client for the assignment of the contract and because of the Company's desire to promote its unique contractual arrangements involving the Prepayment Option, the Company negotiated new contracts with the Transfer Clients.

COMPETITION

  The health care industry is fragmented, competitive and evolving. The traditional functions of payors and providers are beginning to overlap in certain arenas and there is no consensus as to the ultimate structure of the health care industry.

  The Company potentially competes with any entity that contracts with payors to offer them a means to contain or reduce the cost of their medical claims' expenses. These groups of potential competitors could include HMOs, preferred provider organizations, PHOs and other managed care providers, including networks, organizations and companies owned directly or indirectly by Principal Mutual.

  Payors could, to the detriment of the Company's business strategy, elect to establish their own proprietary provider contractual relationships, thus eliminating their need to access provider price concessions made available by third parties such as the Company. Likewise, providers could elect to contract directly with payors. Such action, if taken by the majority of providers, could jeopardize the business of the Company.

  Several potential competitors are significantly larger and better capitalized than the Company. Many competitors have ongoing access to greater resources, provide a more comprehensive range of services, and have greater experience in providing those services offered by the Company. Furthermore, various competitors have longer term business relationships with payors and providers than does the Company. The health care industry is considered to be a growing industry. Accordingly, the industry may attract additional potential competitors to the Company.

  With respect to the Company's subsidiary, National Health Services, Inc., competition in the utilization management market is typically on two levels. The large utilization management companies compete for insurance companies and large employer groups, while the smaller companies compete for the TPA and small self-insured markets. The key to success in the large group market, which is NHS' focus, is a combination of price, service, and flexibility. As the level of client sophistication grows, there appears to be more interest in a shared-savings (shared-risk) approach to fee structuring as opposed to fee-for-service or capitated arrangements. Also, with the profitability pressure in the insurance industry and the rise in health benefit costs for large self-insured employers, utilization management companies are expected more than ever to deliver on their commitments involving both savings and client support.

GOVERNMENT REGULATION

General

  As an entity conducting business within the health care industry, the Company's operations (including the operations of NHS) are potentially subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company and its affiliates are also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in material compliance with applicable laws as currently interpreted. Nevertheless, because of the structure of the Company, certain aspects of the Company's current or anticipated business operations could fall within the regulatory oversight of federal or state authorities, and there can be no assurance that a review of the Company's business by courts or regulatory authorities will not result in a determination that could adversely affect the operations of the Company. There also can be no assurance that the regulatory environment in which the Company operates will not change significantly in the future, which change could restrict the Company's existing operations, expansion, financial condition or opportunities for success. See "Business -- UP&UP Network and Payor Clients -- Provider Network and Prepayment Option."

Health Care Reform

  The agencies and legislative bodies of the states and federal government recently have focused significant attention on reforming the health care system in the United States. Within the past two years, a broad range of health care reform measures have been introduced in Congress and in certain state legislatures. Additional health care reform measures have been brought before the public in state voter initiatives. These initiatives range from those that would tend to encourage managed care, such as allowing physician and hospital groups to accept risk, to those that would impede managed care, such as mandating that any willing provider could participate in any health plan. Among the proposals that have been considered are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan at the state or federal level that would cover all citizens. Legislative interest recently has focused on the effect of managed care reimbursement mechanisms on health care service utilization and quality of service. It is not clear at this time what proposals, if any, will be adopted or, if adopted what effect, if any, such proposals would have on the Company. Certain proposals, such as containment of health care costs that could include a freeze on prices charged by physicians, hospitals or other health care providers, could adversely affect the Company. There can be no assurance that currently proposed or future health care legislation or policies or other changes in the administration or interpretation of governmental health care programs, laws, regulations or policies will not have a material adverse effect on the Company's business, financial condition or results of operations.

State Licensure

  The Company believes that its current business activities are not subject to state licensure, other than such general business licensure as may be required of all domestic or foreign business corporations in a jurisdiction. However, it is possible that regulatory authorities in some states might conclude that some of the Company's activities subject it to licensure as a PPO or similar entity. In some states, such licensure may be conditioned on the licensed entity engaging in practices, such as quality assurance or utilization review, that are beyond the scope of the Company's current or anticipated operations. Although the Company believes that, in general, it would be able to modify its operations to obtain any licenses that were deemed to be required, there can be no assurance that the Company would be able to modify its operations, or otherwise to obtain or to maintain any such licenses.

  The Company's subsidiary, National Health Services, Inc., maintains utilization management certification in all states in which it is required and monitors state legislation on a regular basis to ensure ongoing compliance.

ERISA Regulation

  It is possible that in the usual course of its business the Company (including
NHS) could be deemed to provide services to employee benefit plans regulated under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), including self-insured health benefit plans. Recently, the U.S. Department of Labor ("DOL"), the federal agency that administers ERISA, has been auditing certain insurance companies in connection with their practices involving medical provider discounts and the transfer of those discounts to self-insured ERISA plans. In connection with these audits, DOL has indicated that the negotiation and administration of provider discount arrangements by these insurance companies for the benefit of ERISA plans could constitute the activities of an ERISA fiduciary. The Company is not engaged in the business of insurance under state law nor does it provide administrative services to ERISA-regulated benefit plans. Although the Company believes that its practices relating to provider discount arrangements are beyond the scope of ERISA regulation, there can be no assurance that DOL or some other person would not assert that the Company acts as an ERISA fiduciary with respect to its limited activities for self-insured ERISA plans. In the unlikely event that the Company were deemed to be an ERISA fiduciary, the Company believes that it would be viewed as being in compliance with applicable ERISA rules.

Anti-Remuneration Laws

  Medicare and Medicaid law provides civil and criminal penalties for paying or receiving any remuneration to induce the referral of Medicare or Medicaid patients, or to induce the purchase or the arranging for or recommending of the purchase of items or services for which payment may be made under Medicare, Medicaid or other federally-funded state health care programs. Various exceptions and "safe harbors," including those applicable to certain properly reported discounts, may be available in appropriate circumstances. Several states also have similar laws which are not limited to services for which Medicare or Medicaid payment may be made. State laws vary and have been infrequently interpreted by courts or regulatory agencies. It is possible that enforcement officials could seek to review the fees paid to or by the Company and NHS to determine whether such fees should be deemed to be unlawful remuneration given indirectly by providers in exchange for arranging for the referral of patients from their Payor Clients. While there can be no assurance that the Company's and NHS' position would be upheld if challenged, the Company and NHS believe that their fee arrangements represent reasonable compensation for legitimate services actually provided to or by the Company and NHS and should not be deemed to be unlawful remuneration under these anti-remuneration laws.

EMPLOYEES

  As of February 28, 1997, the Company employed 291 people on a full-time basis. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

  The Company's principal executive office is located in Rockville, Maryland in approximately 22,500 square feet of leased space. The Company also leases approximately 29,300 square feet of office space in Louisville, Kentucky and approximately 6,600 square feet of office space in Dallas, Texas. The Rockville, Maryland and the Louisville, Kentucky leases expire in 2001. The Dallas, Texas lease expires in 1999. The Company believes that its current facilities are adequate for its existing needs and that suitable additional space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS

  On April 26, 1996, a civil complaint was filed against the Company in the United States District Court for the Northern District of Illinois by HealthCare COMPARE Corporation d/b/a The Affordable Medical Networks ("HealthCare COMPARE"). HealthCare COMPARE seeks injunctive and other relief, including possible damages, based generally on allegations that representatives of the Company, in at least four instances, made various misrepresentations to prospective Contracting Providers, including to the effect that the Company's provider network was affiliated with HealthCare COMPARE's provider network or that HealthCare COMPARE had agreed to utilize the Company's provider network. The Company denies the allegations in the complaint and believes the complaint by HealthCare COMPARE is without merit. After consultation with counsel and review of available facts, management believes that damages, if any, arising from litigation will not be material to the consolidated financial statements of the Company. The Company intends to vigorously defend against the complaint.

  The Company is also a party to other legal actions arising in the ordinary course of business. Management believes that damages arising from these actions, if any, will not be material to the consolidated financial statements of the Company.


ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

  The Company's Common Stock has traded on the Nasdaq National Market under the symbol UPUP since the effective date of the Company's registration statement which registered shares of the Company's common stock in its initial pubic offering on June 28, 1996. The high and low sales prices for each of the last two quarters of 1996 as reported by Nasdaq are set forth below.

                                               High            Low
                                               ----            ---
          Quarter Ended September 30, 1996      14 3/4          11
          Quarter Ended December 31, 1996       15              11 3/4

  The high and low sales price for the Company's stock as reported by Nasdaq on March 14, 1997 were $14 1/4 and $13 1/4, respectively.

  As of March 14, 1997, there were approximately 1,050 holders of record of the Company's common stock. The Company did not pay any cash dividends in 1996 and has no plans to do so in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (In thousands, except per share data)

  The following selected consolidated financial data for 1996 and 1995 have been derived from the audited financial statements of the Company. The unaudited pro forma consolidated financial data for the year ended December 31, 1995 have been derived from the financial statements of the Transfer Client Group, IM&I, NEWCO and the Company. The pro forma consolidated financial data have not been audited but, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including notes thereto. The pro forma consolidated financial data are provided for comparative purposes only and may not be indicative of the results that would have been achieved if the transactions reflected therein had occurred at the beginning of the period for which the pro forma data is presented or of future results.

                                                                     Pro Forma
                                                1996        1995        1995
                                              --------   ---------   --------
STATEMENT OF OPERATIONS DATA
Revenue
 Provider network...........................   $30,992     $   877    $26,326
 Utilization management services............     4,190          --         --
 Other......................................       267          --        255
                                               -------     -------    -------
  Total revenue.............................    35,449         877     26,581
Operating expenses
 Direct contract expenses...................    15,295       2,238     14,192
 General and administrative.................     2,783         334      1,768
 Depreciation and amortization..............       538         114        172
                                               -------     -------    -------
  Total operating expenses..................    18,616       2,686     16,132
Operating income (loss).....................    16,833      (1,809)    10,449
Other income................................       971         699        764
                                               -------     -------    -------
 Income (loss) before income taxes..........    17,804      (1,110)    11,213
Income tax (expense) benefit................    (7,158)        399     (4,378)
                                               -------     -------    -------
Net income (loss)...........................   $10,646     $  (711)   $ 6,835
                                               =======     =======    =======
Distributions to stockholders (1)...........   $    --     $    --    $ 8,379
Net income (loss) per share (2).............     $1.05      $(0.08)     $0.78
Weighted average common shares outstanding..    10,126       8,800      8,800



                                                 1996        1995
                                               -------     -------
BALANCE SHEET DATA
Working capital.............................   $28,113     $ 3,384
Total assets................................    53,248      12,763
Long-term debt..............................       324          50
Note payable to stockholder.................        --       3,700
Total stockholders' equity..................    45,176       5,296

(1) Represents distributions to the owner of the Transfer Client Group and the stockholder of IM&I prior to the respective transfers to the Company.

(2) The pro forma information assumes the automatic mandatory conversion of the Principal Preferred Stock into Common Stock pursuant to its terms immediately prior to the sale of the Company's Common Stock in its initial public offering.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  This Form 10-K may contain forward-looking statements (see "Certain Factors That May Affect Future Operating Results or Stock Prices") within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

GENERAL

  UP&UP, a Delaware corporation, was originally incorporated in the State of Iowa on January 3, 1995 as PB Newco, Inc. Effective June 7, 1996, PB Newco, Inc. merged into UP&UP, with UP&UP being the surviving corporation. Effective December 31, 1995, the Company's stockholders and a subsidiary of a stockholder contributed to the Company certain complementary businesses (see "Business -- General" and "Business -- Agreement with AHP") specifically the Transfer Client Group, IM&I and NEWCO (collectively the "Contributed Businesses"). Because the contributions were nonmonetary in nature and made by existing stockholders of UP&UP, the assets and liabilities contributed have been recorded at the transferor's historical cost as of December 31, 1995. Since the contributions were effective December 31, 1995, the historical Selected Consolidated Financial Data for the year ended December 31, 1995 do not include the results of operations of the Contributed Businesses. The results of operations of the Contributed Businesses are included in the Pro Forma Selected Consolidated Financial Data for the year ended December 31, 1995.

  The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission which offered to the public 2,400,000 shares (2,760,000 shares, including the over allotment) of the Company's common stock. This registration statement was declared effective on June 28, 1996. The closings of the sale of stock for an aggregate of 2,760,000 shares were effected on July 8, 1996 and July 15, 1996 for which the Company received proceeds (net of underwriters' commissions and expenses) of $23.4 million and $3.5 million, respectively.

  Effective October 1, 1996, the Company acquired National Health Services, Inc. ("NHS"), a national health care utilization management services company. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NHS have been included in the Selected Consolidated Financial Data and the consolidated financial statements of the Company since the effective date of the acquisition.

  UP&UP serves as an intermediary between health care payors (such as insurance companies) and health care providers (such as hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors and increased liquidity and improved efficiency in claims submissions for providers. The Company derives its revenue from a portion of the price concessions offered by the providers under such contractual arrangements. Through NHS, the Company offers medical utilization management services to insurance underwriters, self-insured businesses, provider organizations, and other. Such services include precertification of in-patient and out-patient medical care, case management, and management of provider networks.

REVENUE

  A significant majority of the Company's revenues are based on a percentage of the price concessions from the Contracting Providers on claims to its Payor Clients.

  Provider network revenues are influenced by, among other variables: (i) the number of Contracting Providers and Payor Clients; (ii) the volume of claims submitted by Contracting Providers to Payor Clients; (iii) the amount of price concessions the Company negotiates with Contracting Providers; and (iv) the contractual price concession sharing arrangements negotiated by the Company with Payor Clients. In effect, these variables correspond to breadth (number of Contracting Providers and Payor Clients), volume (claims per period) and depth (amount of price concession), all of which define savings and the Company's resultant revenues.

  Medical utilization management services revenues are based on contractual arrangements. Contracts may reflect a capitated rate, fee for service or hourly rate. Pre-certification revenues are generally based on monthly capitation calculations. Case management revenues are generally based on fee for service or hourly rates.

  Additionally, the Company generates revenue from the administration of the CHCBP program. This program allows certain groups of military health service beneficiaries to continue receiving benefits under the Civilian Health and Medical Program of the Uniformed Services ("CHAMPUS") when they lose their eligibility for military health care. The CHCBP program provides benefits for a period of time, up to 36 months, to former U.S. Armed Forces service members and their family members who enroll and pay their quarterly premiums.

DIRECT CONTRACT EXPENSES

  Direct contract expenses include access fees paid by the Company for the utilization of other provider networks, marketing commissions, and other direct costs of services such as personnel related to repricing of claims, client services, and other costs incurred in connection with the generation of revenue and the development of the UP&UP Network. NHS direct contract expenses include the costs of medical personnel (nurses and doctors) and other expenses related to administering their contracts.

  The Company accesses certain other networks of medical providers, including the provider network organized and maintained by AHP (see "Business -- Agreement with AHP"). The level of network access fees as a percentage of provider network revenue is expected to decrease as a result of the continued expansion of the Company's direct network. Marketing commissions are payable to consultants who became entitled to such commissions for their role in obtaining contracts with certain Payor Clients. Generally, these marketing commissions are based on a percentage of the revenue generated by the Payor Client. The marketing commissions are also expected to decrease as the commission arrangements expire.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses include salaries and related costs for personnel involved in the administration of the Company and other costs such as professional services and general overhead expenses.

HISTORICAL RESULTS OF OPERATIONS

The following table sets forth certain results of operations data for the periods ended December 31, 1996 and 1995.

                                         1996       1995
                                       ---------  --------
                                         (in thousands)
Revenue
  Provider network...................   $30,992   $   877
  Utilization management services....     4,190        --
  Other..............................       267        --
                                        -------   -------
     Total revenue...................    35,449       877
Operating expenses
  Direct contract expenses...........    15,295     2,238
  General and administrative.........     2,783       334
  Depreciation and amortization......       538       114
                                        -------   -------
     Total operating expenses........    18,616     2,686
Operating income (loss)..............    16,833    (1,809)
Other income.........................       971       699
                                        -------   -------
  Income (loss) before income taxes..    17,804    (1,110)
Income tax (expense) benefit.........    (7,158)      399
                                        -------   -------
Net income (loss)....................   $10,646   $  (711)
                                        =======   =======

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  The Company was incorporated and commenced operations on January 3, 1995. During 1995, the Company focused its efforts on the development of its contracting provider network and marketing to prospective clients. At December 31, 1995, the UP&UP Network consisted of approximately 700 Contracting Providers and the Company had contracts with eight Payor Clients. The Company entered into contracts with such providers and payors primarily during the last six months of 1995. As a result, the Company had an operating loss of $1.8 million for the year. The operating loss was primarily offset by net realized gains of $452,000 on the sale of marketable securities, $191,000 of interest income and $436,000 from the tax benefit from the recognition of the year's net operating loss carry forward. Net loss for the year was $711,000.

  The results of operations for the year ended December 31, 1996 include the results of operations of the Contributed Businesses for the year and the results of operations of NHS since October 1, 1996. As of December 31, 1996, the Company had approximately 2,600 Contracting Providers. Other revenue of $267,000 relates to the administration of the CHCBP program.

  Direct contract expenses of $15.3 million consisted of $5.4 million in access fees to other provider networks, $1.3 million in marketing commissions and $8.6 million in other direct costs of services. Access fees to other provider networks and marketing commissions represented 17.5% and 4.3% of provider network revenue, respectively. Other direct costs represented 24.1% of total revenues.

  General and administrative expenses of $2.8 million represented 7.9% of total revenue. Net income was $10.6 million or 30.0% of total revenue.

PRO FORMA RESULTS OF OPERATIONS

  The following table sets forth certain unaudited pro forma consolidated financial data of the Company and the Contributed Businesses and such data expressed as a percentage of total consolidated revenue for the Company and the Contributed Businesses for the years ended December 31, 1995 and 1994, as if the contributions had been consummated as of January 1, 1994 for IM&I and the Transfer Client Group, and August 1994 for NEWCO. The pro forma financial data have not been audited but, in the opinion of management, include adjustments necessary to present fairly the information set forth therein. The pro forma financial data may not be indicative of the results that would have been achieved if the transactions reflected therein had occurred at the beginning of the period for which the pro forma data is presented or of future results.

                                                        Consolidated Financial Data
                                      ------------------------------------------------------------
                                        Historical                         Pro Forma
                                      --------------         -------------------------------------
                                           1996                   1995                   1994
                                      --------------         ---------------        --------------
                                                               (In thousands)
Revenue
  Provider network.................   $30,992   87.4%         $26,326   99.0%       $13,924   99.4%
  Utilization management services..     4,190   11.8               --     --             --    --
  Other............................       267    0.8              255    1.0             81    0.6
                                      -------  -----          -------  -----        -------  -----
     Total revenue.................   $35,449  100.0%         $26,581  100.0%       $14,005  100.0%
                                      =======  =====          =======  =====        =======  =====
Operating expenses
  Direct contract expenses.........   $15,295   43.1%         $14,192   53.4%       $ 7,550   53.9%
  General and administrative.......     2,783    7.9            1,768    6.7          1,077    7.8
  Depreciation and amortization....       538    1.5              172    0.6              8    0.1
                                      -------  -----          -------  -----        -------  -----
     Total operating expenses......   $18,616   52.5%         $16,132   60.7%       $ 8,635   61.8%
                                      =======  =====          =======  =====        =======  =====


Historical Year Ended December 31, 1996 Compared to Pro Forma Year Ended December 31, 1995

  Provider network revenue increased by $4.7 million, from $26.3 million in 1995 to $31.0 million in 1996. This increase was attributable to the addition of new Payor Clients, the growth in the claims volume from existing Payor Clients and the expansion of the Company's provider network. At December 31, 1996 the provider network consisted of approximately 2,600 Contracting Providers compared to 700 Contracting Providers at December 31, 1995. Utilization management services revenue of $4.2 million in 1996 represents the revenue of NHS since October 1, 1996, the effective date of the acquisition. Other revenue of $267,000 in 1996 and $255,000 in 1995 relates to the administration of the CHCBP program.

  Access fees to other provider networks as a percentage of provider network revenue were 17.5% ($5.4 million) in 1996 compared to 24.1% ($6.4 million) in 1995. This decrease was attributable to the growth in the number of providers contracting directly with the Company, Payor Clients accessing more direct contracts and the negotiation of lower rates in agreements with other provider networks.

  Marketing commissions decreased approximately $900,000 from $2.2 million in 1995 to $1.3 million in 1996. Of this decrease, approximately $600,000 was attributed to the termination of commission agreements relating to certain Payor Clients of the Contributed Businesses. The remainder of the decrease was attributable to the restructuring of a marketing commission agreement in 1996.

  Other direct costs of services increased by approximately $3.0 million from $5.6 million in 1995 to $8.6 million in 1996. Of this increase, approximately $2.9 million represented expenses of NHS reflected in the results of operations of the Company since October 1, 1996, the effective date of the acquisition. The remainder of the increase was directly attributable to the increase in provider network revenue.

  General and administrative expenses increased approximately $1.0 million, from $1.8 million in 1995 to approximately $2.8 million in 1996. Of this increase, approximately $850,000 represented expenses of NHS reflected in the results of operations of the Company since the effective date of the acquisition.

Pro Forma Year Ended December 31, 1995 Compared to Pro Forma Year Ended December 31, 1994

  Provider network revenue increased by $12.4 million in 1995 from $13.9 million in 1994 to $26.3 million in 1995. This was attributable to the addition of 12 new Payor Clients in 1995 and the growth in the claims volume for existing
Payor Clients. Other revenue relates to the administration of the CHCBP program, which the Company commenced in the second half of 1994. Such revenue totaled $81,000 in 1994 and $225,000 in 1995.

  Access fees to other provider networks as a percentage of provider network revenues were 24.1% ($6.4 million) in 1995 compared to 19.4% ($2.7 million) in 1994. This increase was attributable to the addition of significant Payor Clients included in the Contributed Businesses with a concentration of insureds in areas where AHP utilized other local networks, while expanding its network of directly contracted providers.

  Marketing commissions increased approximately $800,000 from $1.4 million in 1994 to $2.2 million in 1995. This increase was directly attributable to marketing commissions incurred by the Contributed Business.

  Other direct costs of services increased $2.2 million from $3.4 million in 1994 to $5.6 million in 1995. This increase was attributable to a combination of the expansion of the operations of the Contributed Businesses to support growth and the 1995 pro forma consolidated results of operations including the Company's operating expenses, in addition to the operating expenses of the Contributed Businesses.

  General and administrative expenses increased approximately $691,000. This increase was attributable to a combination of the expansion of the operations of the Contributed Businesses to support growth and the 1995 pro forma consolidated results of operations including the Company's general and administrative expenses, in addition to the general and administrative expenses of the Contributed Businesses.

LIQUIDITY AND CAPITAL RESOURCES

  During 1995 and the first six months of 1996, the Company financed its operations principally through equity contributions. In July 1996, the Company completed the sale to the public of 2,760,000 shares of the Company's common stock and received proceeds (net of underwriters' commissions and expenses) of approximately $26.9 million. At December 31, 1996 the Company had working capital of approximately $28.1 million. In March 1997, the Company entered into two lines of credit arrangements for loan commitments totaling $15 million. In addition, the Company has also received a standby commitment for an additional $10 million.

  The Company's primary capital resources commitment is to fund payments due upon exercise of Prepayment Options granted to Contracting Providers. Depending on increases in claims volume and in the number of Contracting Providers and Payor Clients, the Company estimates that $15 million to $20 million could be required to fund Prepayment Options in 1997.

  The Company believes that its existing liquidity sources, anticipated funds from operations, and credit arrangements will satisfy its cash requirements for the next 36 months. However, in the event that the payment of Prepayment Options exceeds the Company's currently anticipated estimates and/or other available sources of liquidity to fund such payments are not as great as anticipated, the Company could seek to borrow additional funds or obtain additional infusions of equity to fund the balance of such payments.

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

  A significant portion of the Company's revenue is derived from a small number of Payor Clients and state governments. The duration of the Company's contracts with its Payor Clients and state governments are generally for a one to two-year period, with automatic renewals on the anniversary date. However, certain contracts may be terminated by either party at any time generally upon 90 days' notice and at the convenience of the state governments. Such contracts are also subject to fee negotiations and revisions on an annual basis. There can be no assurance that any of the Company's contracts with Payor Clients will not be terminated early or will be renewed, and, if renewed, will contain favorable terms. The loss of a contract with a major Payor Client and the inability to replace any such client with significant new clients could have a material adverse effect on the Company's business, financial condition or results of operations. During October 1996, Wellpoint Health Networks, Inc. announced the acquisition of the health insurance business of one of the Company's clients, John Hancock Mutual Life Insurance Company. The Company has not been advised of and does not anticipate any changes, at least in the short term, in its contract.

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

  Under the Company's agreement with AHP (see "Business -- Agreement with AHP") the Transfer Clients have continued to access other provider networks with which AHP currently has contractual relationships. The Transfer Clients may not have continuing access to certain providers in these other provider networks and access to such providers will be curtailed as early as April 1, 1997. The Company is focusing its contracting efforts on replacing these providers either through direct contracts or by contracting with other provider networks. As of February 28, 1997, the Company entered into a contract with one of these provider networks and is in discussions with other networks.

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

  The potential impact of all of the above factors is difficult for the Company to forecast, and these or other factors, such as sales of substantial amounts of the Company's Common Stock in the public market, and changes in earnings estimates by securities analysts, can materially affect the Company's operating results and stock price. Further, in recent years, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many companies, for reasons frequently unrelated to the performance of the specific companies. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of the Company's Common Stock. There can be no assurances that the trading price of the Company's Common Stock will remain at or near its current level.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Audited Consolidated Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-14, attached hereto. Information with respect to selected quarterly financial data has been omitted because it is not applicable.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required under this item is contained in the section entitled "Executive Officers and Directors" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

  Information required under this item is contained in the sections entitled "Directors Compensation" and "Executive Compensation" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required under this item is contained in the section entitled "Stock Ownership" in the Company's 1997 Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required under this item is contained in the section entitled "Certain Transactions" on the Company's 1997 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report

      (1)  Financial Statements
           Report of Independent Accountants
           Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the Year Ended December 31,
              1996 and the Period From January 3, 1995 (Date of Incorporation) to December 31, 1995
           Consolidated Statements of Stockholders' Equity for the Period from
              January 3, 1995 (Date of Incorporation) to December 31, 1995 and for the Year Ended December 31, 1996
           Consolidated Statements of Cash Flows for the Year Ended December 31,
              1996 and the Period From January 3, 1995 (Date of Incorporation) to December 31, 1995
           Notes to Consolidated Financial Statements

      (2) All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Company's consolidated financial statements or notes thereto.

  (b) Reports on Form 8-K

      The Company filed a Current Report on Form 8-K dated October 24, 1996 reporting Items 2 and 7 in connection with the Company's acquisition of National Health Services, Inc. The following financial statements and pro forma financial information were filed:

      National Health Services, Inc. Consolidated Balance Sheets as of
        December 31, 1995 and 1994
      National Health Services, Inc. Consolidated Statements of Operations for
        the Years Ended December 31, 1995, 1994, and 1993
      National Health Services, Inc. Consolidated Statements of Stockholder's
        Equity for the Years Ended December 31, 1995, 1994 and 1993
      National Health Services, Inc. Consolidated Statements of Cash Flows for
        the Years Ended December 31, 1995, 1994 and 1993
      Notes to Financial Statements
      Report of Independent Auditors
      Unaudited September 30, 1996 Consolidated Balance Sheet
      Unaudited Consolidated Statements of Operations and Cash Flows for the
        Nine Months Ended September 30, 1996 and 1995
      Notes to the September 30, 1996 Consolidated Financial Statements
      Unaudited Pro Forma Consolidated Statements of Operations for the Nine
        Months Ended September 30, 1996 and the Year Ended December 31, 1995
      Unaudited Pro Forma Consolidated Balance Sheet as of September 30, 1996
      Notes to Unaudited Pro Forma Consolidated Financial Statements

  (c)  Exhibits

       Exhibit No.                           Description
       -----------                           -----------

       2.1     Agreement with America's Health Plan, Inc.*
       2.2     Plan and Agreement of Merger of IM&I, Inc. into PB Newco*
       2.3     Plan and Agreement of Merger of PB Newco, Inc. into United
               Payors & United Providers, Inc.*
       3.1     Certificate of Incorporation of United Payors & United Providers,
               Inc.*
       3.2     Bylaws of United Payors & United Providers, Inc.*
       4.1     Specimen Stock Certificate of United Payors & United Providers,
               Inc.*
       4.2     Shareholder Agreement*
       10.1 Employment Agreement between United Payors & United Providers, Inc. and Thomas L. Blair*
       10.2 Employment Agreements between United Payors & United Providers, Inc. and each of Spiro A. Karadimas, S. Joseph Bruno and Michael
               A. Smith*
       10.3    Form of Indemnification Agreement*
       10.4 Stock Purchase Agreement between Preferred Health Choice and United Payors & United Providers, Inc. dated October 22, 1996**
       10.5 Warrants to Purchase 150,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 23, 1996***
       10.6 Warrants to Purchase 168,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 27, 1996***
       11.1 Statement Regarding Computation of Earnings Per Common Share (filed herewith)
       21.1 Subsidiaries of United Payors and United Providers, Inc. (filed herewith)
       27.1    Financial Data Schedule (filed herewith)
-----------------
* Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement as amended, Registration No. 333-3814, initially filed on April 19, 1996.
**   Incorporated herein by reference into this document from the Exhibits to the Form 10-Q for the quarter ended September 30, 1996.
*** Incorporated herein by reference into this document from the Exhibits A-1 and A-2 to the Stock Purchase Agreement filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 1996.

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNITED PAYORS & UNITED PROVIDERS, INC.


Date: March 28, 1997             By:  /s/   THOMAS L. BLAIR
                                      ------------------------------------
                                      Thomas L. Blair
                                      Chairman of the Board, President and
                                      Chief Executive Officer

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              UNITED PAYORS & UNITED PROVIDERS, INC.


Date: March 28, 1997         By: /s/   THOMAS L. BLAIR
                                  ---------------------------------------------
                                  Thomas L. Blair
                                  Chairman of the Board, President and
                                  Chief Executive Officer


Date: March 28, 1997         By:  /s/   S. JOSEPH BRUNO
                                  ---------------------------------------------
                                  S. Joseph Bruno
                                  Chief Financial Officer


Date: March 28, 1997         By:  /s/   EDUARDO V. FEITO
                                  ---------------------------------------------
                                  Eduardo V. Feito
                                  Chief Accounting Officer


Date: March 28, 1997         By:  /s/   BETTE B. ANDERSON
                                  ---------------------------------------------
                                  Bette B. Anderson
                                  Director


Date: March 28, 1997         By:  /s/   WILLIAM E. BROCK
                                  ---------------------------------------------
                                  William E. Brock
                                  Director


Date: March 28, 1997         By:  /s/   DAVID J. DRURY
                                  ---------------------------------------------
                                  David J. Drury
                                  Director


Date: March 28, 1997         By:  /s/   THOMAS J. GRAF
                                  ---------------------------------------------
                                  Thomas J. Graf
                                  Director


Date: March 28, 1997         By:  /s/   FREDERICK H. GRAEFE
                                  ----------------------------------------------
                                  Frederick H. Graefe
                                  Director


Date: March 28, 1997         By:  /s/   JULIA LAWLER
                                  ----------------------------------------------
                                  Julia Lawler
                                  Director

                       REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders
  United Payors & United Providers, Inc.

  We have audited the accompanying consolidated balance sheets of United Payors & United Providers, Inc. (the "Company"), as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996 and the period from January 3, 1995 (date of incorporation) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Payors & United Providers, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the year ended December 31, 1996 and the period from January 3, 1995 (date of incorporation) to December 31, 1995 in conformity with generally accepted accounting principles.



                                                COOPERS & LYBRAND L.L.P.

Rockville, Maryland
March 7, 1997

                    UNITED PAYORS & UNITED PROVIDERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                            ASSETS                                   December 31,
                                                                                 1996            1995
                                                                            ------------     ------------
Current assets:
        Cash and cash equivalents                                           $ 16,034,184     $  8,701,135
        Short-term investments                                                10,448,564                -
        Accounts receivable                                                    8,108,015        1,254,844
        Deferred income taxes                                                    342,300          654,000
        Other current assets                                                     227,922          153,899
                                                                            ------------     ------------
                Total current assets                                          35,160,985       10,763,878
Fixed assets, net                                                              2,782,601        1,199,785
Due from contracting providers, net                                            4,300,730          125,000
Investments                                                                    1,079,354          300,000
Intangible and other assets, net                                               9,924,253          374,824
                                                                            ------------     ------------
                Total assets                                                $ 53,247,923     $ 12,763,487
                                                                            ============     ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable and accrued expenses                               $  5,758,025     $  3,378,502
        Income and other taxes payable                                           958,991          191,300
        Note to stockholder                                                            -        3,700,000
        Notes payable and capital lease, current portion                         330,912          110,000
                                                                            ------------     ------------
                Total current liabilities                                      7,047,928        7,379,802
Non-current accrued expense                                                      700,000                -
Deferred income taxes                                                                  -           37,000
Notes payable and capital lease, less current portion                            324,281           50,227
                                                                            ------------     ------------
                Total liabilities                                              8,072,209        7,467,029

Commitments and contingencies

Stockholders' equity:
         Convertible preferred stock, $0.01 par value, 5,000,000 shares                -                -
                 authorized, none issued and outstanding at December 31,
                 1996, 1 share issued and outstanding convertible into
                 4,400,000 shares of common stock (liquidation preference
                 $5,000,000) at December 31, 1995
         Common stock, $0.01 par value, 35,000,000 shares authorized,            115,736           44,000
                 11,551,136 and 4,400,000 shares issued and outstanding
                 at December 31, 1996 and 1995, respectively
        Additional paid-in capital                                            35,154,820        5,963,099
        Retained earnings (deficit)                                            9,935,158         (710,641)
        Less treasury stock, 22,500 shares, at cost                              (30,000)               -
                                                                            ------------     ------------
                Total stockholders' equity                                    45,175,714        5,296,458
                                                                            ------------     ------------
                Total liabilities and stockholders' equity                  $ 53,247,923     $ 12,763,487
                                                                            ============     ============

   The accompanying notes are an integral part of these financial statements.

                    UNITED PAYORS & UNITED PROVIDERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEAR ENDED DECEMBER 31, 1996 AND
            THE PERIOD FROM JANUARY 3, 1995 (DATE OF INCORPORATION)
                           TO DECEMBER 31, 1995

                                                                    1996              1995
                                                                -----------       -----------
Provider network revenue                                        $30,992,191       $   877,423
Utilization management services                                   4,190,476                -
Other revenue                                                       266,662                -
                                                                -----------       -----------
                Total revenue                                    35,449,329           877,423
                                                                -----------       -----------

Operating expenses:
        Direct contract expenses                                 15,294,892         2,238,173
        General and administrative                                2,783,212           334,376
        Depreciation and amortization                               538,593           113,514
                                                                -----------       -----------
                Total operating expenses                         18,616,697         2,686,063
                                                                -----------       -----------

Other income (expense):
        Realized gain on sale of marketable securities              149,383           452,327
        Interest income, net of interest expense                    693,003           163,127
        Other income, net                                           128,781            83,545
                                                                -----------       -----------
                Total other income, net                             971,167           698,999
                                                                -----------       -----------
Income (loss) before income taxes                                17,803,799        (1,109,641)

Income tax (provision) benefit                                   (7,158,000)          399,000
                                                                -----------       -----------

Net income (loss)                                               $10,645,799       $  (710,641)
                                                                ===========       ===========
Net income (loss) per share                                     $      1.05       $     (0.08)
                                                                ===========       ===========
Weighted average shares outstanding
                                                                 10,125,699         8,800,000
                                                                ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                    UNITED PAYORS & UNITED PROVIDERS, INC.
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          FOR THE PERIOD FROM JANUARY 3, 1995 (DATE OF INCORPORATION)
         TO DECEMBER 31, 1995 AND FOR THE YEAR ENDED DECEMBER 31, 1996

                                Convertible
                              Preferred Stock       Common Stock         Additional     Retained
                             -----------------   ---------------------     Paid-in      Earnings     Treasury
                              Shares    Amount      Shares    Amount      Capital       (Deficit)      Stock        Total
                             --------  --------   ---------  ---------  -----------   ------------   ---------   -----------
Issuance of stock at
       incorporation                1  $      -   4,400,000  $  44,000  $ 5,956,000    $         -   $       -   $ 6,000,000
Transfer of stock from
       existing stockholder
       to employees                 -         -           -          -      126,109              -           -       126,109
Net deficit at
  December 31, 1995 of
  contributed companies             -         -           -          -     (119,010)             -           -      (119,010)

Net loss                            -         -           -          -            -       (710,641)          -      (710,641)
                             --------  --------   ---------  ---------  -----------   ------------   ---------   -----------
Balance at
  December 31, 1995                 1         -   4,400,000      44,000   5,963,099       (710,641)          -     5,296,458

Conversion of preferred
        stock                      (1)        -   4,400,000      44,000     (44,000)             -           -             -

Shares issued in public
        offering                    -         -   2,760,000      27,600  26,847,857              -           -    26,875,457

Shares issued in
        connection with             -         -      13,636         136     149,864              -           -       150,000
        investment

Warrants issued in
        connection with             -         -           -           -   1,088,000              -           -     1,088,000
        acquisition

Stock options issued in
        connection with non-
        compete and restruc-
        turing of marketing         -         -           -           -   1,150,000              -           -     1,150,000
        agreement

Acquisition of treasury             -         -     (22,500)          -           -              -     (30,000)      (30,000)
        stock

Net income                          -         -           -           -           -     10,645,799           -    10,645,799
                             --------- ---------  ---------- -----------  ----------   -----------   ---------   -----------
Balance at
        December 31, 1996           -    $    -  11,551,136   $ 115,736  $35,154,820   $ 9,935,158   $ (30,000)  $45,175,714
                             ========= ========= ==========   =========  ===========   ===========   =========   ===========

  The accompanying notes are an integral part of these financial statements.

                    UNITED PAYORS & UNITED PROVIDERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE YEAR ENDED DECEMBER 31, 1996 AND THE PERIOD FROM
         JANUARY 3, 1995 (DATE OF INCORPORATION) TO DECEMBER 31, 1995

                                                                             1996          1995
                                                                          -----------   ----------
Operating activities
        NET INCOME (LOSS)                                                 $10,645,799   $ (710,641)
        ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO
        NET CASH PROVIDED BY (USED IN) OPERATIONS
                Realized gain on sale of marketable securities               (149,383)    (452,327)
                Depreciation and amortization                                 538,593      113,514
                Noncash compensation expense                                        -      126,109
                Deferred income taxes                                         274,700     (399,000)
                Changes in reserves and allowances                            115,000            -
                Changes in assets and liabilities, net of effects
                        from purchase of NHS in 1996:
                        Accounts receivable                                (4,998,837)    (503,970)
                        Accounts payable and accrued expenses              (1,324,495)   1,240,344
                        Current and other assets                               (1,307)    (545,768)
                        Due from contracting providers                     (4,290,730)    (125,000)
                        Income taxes payable                                  730,691            -
                                                                          -----------   ----------
        NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 1,540,031   (1,256,739)
                                                                          -----------   ----------

INVESTING ACTIVITIES
                Purchases of fixed assets                                    (865,827)  (1,082,420)
                Purchases of marketable securities                         (5,958,812)  (3,994,993)
                Cash acquired from Contributed Businesses                           -    1,187,967
                Proceeds from sale of marketable securities                 6,108,195    4,447,320
                Purchases of short-term investments                       (10,448,564)           -
                Payment for purchase of NHS, net of cash acquired          (5,304,221)           -
                Payments for investments                                     (629,354)    (300,000)
                                                                          -----------   ----------
        NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES               (17,098,583)     257,874
                                                                          -----------   ----------

FINANCING ACTIVITIES
                Proceeds from initial public offering                      26,875,457            -
                Purchase of treasury stock                                    (30,000)           -
                Issuance of capital stock                                           -    6,000,000
                Loan from stockholder                                               -    4,000,000
                Repayment of loan from stockholder                         (3,700,000)    (300,000)
                Repayment of other debt                                      (253,856)           -
                                                                          -----------   ----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                          22,891,601    9,700,000
                                                                          -----------   ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                       7,333,049    8,701,135
CASH AND CASH EQUIVALENTS
                Beginning of the period                                     8,701,135            -
                                                                          -----------   ----------
                End of the period                                         $16,034,184   $8,701,135
                                                                          ===========   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
                Interest paid during the year                             $    85,497   $   14,009
                Taxes paid during the year                                $ 6,509,000   $        -

  The accompanying notes are an integral part of these financial statements.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

  United Payors & United Providers, Inc. ("UP&UP"), a Delaware corporation was originally incorporated in the State of Iowa on January 3, 1995 as PB Newco, Inc. The stockholders of PB Newco, Inc. consisted primarily of two groups, Principal Mutual Life Insurance Company ("Principal") and management. Principal held 100% of the outstanding convertible preferred stock and management held approximately 77% of the outstanding common stock. In accordance with the preferred stock provisions, the preferred stock converted into 4,400,000 shares of common stock immediately preceding the initial public offering.

  Effective December 31, 1995, the stockholder of Initial Managers and Investors, Inc. ("IM&I") and the stockholders of IM&I-NEWCO, Inc., all of whom were stockholders of UP&UP, contributed 100% of the issued and outstanding shares of each of those entities to UP&UP. IM&I, IM&I-NEWCO, Inc. and UP&UP were affiliated entities. Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc. ("AHP"), an indirect, wholly-owned subsidiary of Principal, whereby AHP contributed a certain group of contracts constituting "The Transferred Client Group" of AHP to UP&UP (UP&UP, IM&I, and IM&I-NEWCO, Inc. and The Transferred Client Group are hereafter referred to as the "Company"). Because the contributions were nonmonetary in nature and made by the existing stockholders of UP&UP, the assets and liabilities contributed have been reflected at the transferors' historical cost in the accompanying consolidated balance sheet as of December 31, 1995. Such assets and liabilities approximated $2,400,000 and $2,500,000, respectively. Since the contributions were effective December 31, 1995, the accompanying consolidated statement of operations for the period ended December 31, 1995 does not include the 1995 results of operations of IM&I, IM&I-NEWCO, Inc. or The Transferred Client Group.

  In February 1996, the Company formed a majority (90%) owned subsidiary, America's Health Card Services, Inc. ("AHCS"). The minority (10%) stockholder is also a stockholder of the Company. AHCS coordinates and establishes a relationship with credit card issuing banks to issue a combined health insurance identification card and credit card.

  Effective April 9, 1996, IM&I was merged into PB Newco, Inc. with PB Newco, Inc. being the surviving corporation. Effective June 7, 1996 PB Newco, Inc. was merged into UP&UP with UP&UP being the surviving corporation. UP&UP serves as an intermediary between health care payors (such as insurance companies) and health care providers (such as hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors and increased liquidity and improved efficiency in claims submissions for providers. UP&UP derives its revenue primarily from a portion of the price concessions offered by the providers under such contractual arrangements.

  In connection with the June 7, 1996 merger, the Company effected a 10:1 exchange of common stock and an increase in authorized shares of capital stock to 40,000,000 shares, of which 35,000,000 shares are common stock and 5,000,000 shares are preferred stock. These events have been reflected in the financial statements for all periods presented.

  Effective October 1, 1996, the Company acquired National Health Services, Inc. ("NHS"), a national health care utilization management services company which provides precertification of in-patient and out-patient medical care, case management, and management of provider networks to underwriters, self-insured businesses and provider organizations.

2.  INITIAL PUBLIC OFFERING

  The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission which offered to the public 2,400,000 shares (2,760,000 shares, including the overallotment) of the Company's common stock. This registration statement was declared effective on June 28, 1996.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The closings of the sale of stock for an aggregate of 2,760,000 shares were effected on July 8, 1996 and July 15, 1996 for which the Company received proceeds (net of underwriters' commissions and expenses) of $23.4 million and $3.5 million, respectively.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts and operations, after intercompany eliminations, of the Company and of IM&I-NEWCO, AHCS, and NHS and its subsidiaries.

Revenue recognition

  The Company recognizes provider network revenue, under the accrual method, based on a contracted percentage of the amount of cost savings realized by payor clients which access the Company's contracting provider network. Revenue is recorded in the period in which claims are repriced.

  For medical utilization management services revenue is recorded based on the contractual arrangements. Contracts may reflect a capitated rate, fee for service or hourly rate. Precertification revenue is generally based on monthly capitation calculations and is earned during the month for which the services are provided. Case management revenue is generally based on fee for service or hourly rates over the term of the contractual agreements.

Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Fair value information

  The carrying amounts of financial instruments, principally cash, accounts receivable, accounts payable, long-term notes payable, and short-term notes payable reported in the balance sheet approximate their fair values.

Reclassifications

  Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

Cash equivalents

  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured amounts. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 1996 and December 31, 1995, the Company had approximately $6,651,000 and $8,524,000, respectively, of cash and cash equivalents on deposit with commercial banks in excess of insured amounts.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable securities/short-term investments

  During 1995 and 1996, the Company purchased certain marketable securities. Management considers all marketable securities to be available for sale as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. Available for sale securities are reported at fair value with net unrealized gains and losses reported in stockholders' equity. From time to time, the Company engages in the trading of marketable securities. All marketable securities were sold prior to December 31, 1995 and 1996. Cost was determined using the specific identification method, which resulted in realized gains of $402,197 and realized losses of $252,814 in 1996, and realized gains of $564,988 and realized losses of $112,661 in 1995. At December 31, 1996 and 1995 all available funds were invested in short-term investments. Short-term investments consist of $8,474,574 of securities backed by the United States Government, $963,990 of other debt securities, and certificates of deposit in the amount of $1,010,000. These investments are reflected at fair value which approximates the respective amortized cost. There were no unrealized gains or losses on these investments in 1996.

Due from contracting providers

  The Company enters into contracts directly with providers of medical services ("contracting providers"). The Company's contracts with contracting providers prescribe specific fee concessions on medical services rendered by the contracting providers to patients covered by medical plans of payor clients. In partial consideration for the price concessions furnished by them, the contracting providers are offered the option by the Company of receiving a prepayment of a portion of the estimated annual claims volume that such contracting providers have with payor clients. As of December 31, 1996 and December 31, 1995, the amount of prepayments was $4,415,730 and $125,000, respectively. Upon termination of a provider contract by either party, the amount of prepayments through the date of termination becomes fully due and payable to the Company.

  The Company considers deposits with contracting providers recoverable and only a nominal reserve of $115,000 has been established for these deposits. As the amount of the deposits increase, the Company will evaluate the credit worthiness of contracting providers on a periodic basis and consider the need to establish a larger reserve.

Fixed assets

  Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets which range from five to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

Intangible assets

  Intangible assets represent the cost in excess of net assets of businesses acquired (goodwill) and the value of options to purchase an aggregate of 182,000 shares of the Company's common stock issued in connection with the Company obtaining a covenant not to compete upon the restructuring of a marketing agreement. These intangibles are amortized on a straight-line basis over 3 to 15 years. Accumulated amortization at December 31, 1996 amounted to $120,441. The Company annually evaluates the recoverability of intangible assets utilizing qualitative factors. At such time as an impairment in value is identified, the impairment will be quantitatively measured using a discounted cash flow methodology and charged to expense.

Income taxes

  Income taxes have been recorded using the liability method in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The income tax benefit or provision includes federal and state income taxes both currently payable and deferred because of differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net income (loss) per common share

  Net income (loss) per share is based on the weighted average number of common stock and common stock equivalent shares outstanding during the year.

Concentration of payor clients

  A significant portion of the Company's revenue is derived from a small number of payor clients. The inability to replace any such clients with significant new payor clients would have a material adverse effect on the Company's business. The Company's revenue was concentrated (as a percentage of total revenue) in the following payor clients at December 31, 1996 and December 31, 1995.

                         1996   1995
                         -----  -----
       Payor client A..    --     26%
       Payor client B..    --     12%
       Payor client C..    22%    --
       Payor client D..    13%    --
       Payor client E..    12%    --

  No other payor client accounted for 10% or more of the Company's revenue. Revenue from Payor Clients A and B was less than 10% for the year ended December 31, 1996.

  At December 31, 1996, three payor clients represented 20%, 17% and 11%, respectively, of the Company's accounts receivable.

4.  BUSINESS COMBINATION

  Effective October 1, 1996, the Company acquired National Health Services, Inc. ("NHS") for a purchase price of approximately $7.2 million, consisting of $5.9 million in cash, warrants to purchase an aggregate of 318,000 shares of the Company's common stock valued at $1.1 million and the assumption of approximately $200,000 in liabilities in excess of the fair value of the assets acquired. NHS is a national health care management services company. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NHS have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. The acquisition resulted in goodwill of $7.2 million which is being amortized over 15 years. The unamortized portion of the goodwill at December 31, 1996, is included in intangible assets in the accompanying consolidated balance sheet.

  The following unaudited pro forma consolidated results of operations are presented as though NHS had been acquired at the beginning of 1995, after giving effect to purchase accounting adjustments relating to the amortization of goodwill and income taxes.

                                         1996          1995
                                      -----------  ------------
                                             (unaudited)
       Revenue......................  $47,198,329  $16,642,423
       Net income (loss)............  $10,746,510  $   (81,241)
       Net income (loss) per share..  $      1.06  $     (0.01)

                    UNITED PAYORS & UNITED PROVIDERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The pro forma results of operations are not necessarily indicative of the results that would have occurred had the NHS acquisition been consummated as of January 1, 1995, nor are they necessarily indicative of future operating results.

5.  FIXED ASSETS

    Fixed assets consist of the following:
                                                           December 31,
                                                    -------------------------     Depreciable
                                                        1996          1995           Lives
                                                    ----------     ----------     -----------
     Computer equipment.........................    $1,373,632     $  214,806       5 years
     Furniture, fixtures, and office equipment..     1,149,005        522,933     5-7 years
     Leasehold improvements.....................       714,835        504,920       5 years
     Vehicles...................................        95,609         95,609       5 years
                                                    ----------     ----------
          Total fixed assets....................     3,333,081      1,338,268
     Accumulated depreciation and amortization..      (550,480)      (138,483)
                                                    ----------      ---------
          Fixed assets, net.....................    $2,782,601     $1,199,785
                                                    ==========     ==========

6.  INVESTMENTS

  The Company currently holds a 6% interest in R.J. Associates, Inc. which is recorded at cost (which approximates market value) of $265,000 at December 31, 1996. R.J. Associates, Inc. has a 50% ownership interest in Health Payors Organization, Ltd. ("HPO"), which maintains a network of medical care providers. In May 1995 an entity affiliated with R.J. Associates, Inc. assisted the Company in its marketing effort for which it was paid approximately $132,000. In June 1995, the Company entered into an agreement with HPO to utilize its provider network. In 1996 and 1995, the Company incurred fees related to this agreement of approximately $284,000 and $70,000, respectively.

  In May 1996, the Company and EDIComm, Inc. ("EDIComm") entered into an agreement in which EDIComm granted the Company a one-year option to acquire EDIComm on terms to be negotiated and accepted by both parties. The Company paid EDIComm $200,000 in cash and Company stock for this option. In addition, the Company has advanced EDIComm $150,000 which is collateralized by 13,636 shares of the Company's common stock.

  During 1996, the Company invested in two health care related entities. The
Company: (a) purchased 23,752 shares of common stock of Wheeler Peak Capital Corporation for approximately $214,000, and (b) through a private placement, invested in 500 shares of the common stock of Cimarron Managed Care Corporation of New Mexico for $250,000. Both investments are recorded at cost, which approximates market value.

7.  RELATED PARTY TRANSACTIONS

  The note payable to a stockholder at December 31, 1995 consisted of a demand note in the amount of $3,700,000 payable to the then principal owner of the common stock with interest of 5%. The Company repaid this note on March 22, 1996.

  During 1995, the Company utilized, for corporate business purposes, the services of a corporate jet owned by a major stockholder of the Company. The amount paid by the Company to this corporation in 1996 and 1995 was approximately $153,000 and $70,000, respectively.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  During 1996, the Company accessed AHP's provider network for certain claims of The Transferred Client Group without any payment to AHP, except to the extent necessary to cover costs of AHP under certain sharing arrangements it has with other provider networks. Amounts due AHP to cover these costs amounted to $175,368 at December 31, 1996 and are included in accounts payable and accrued expenses.

  During 1996, Principal became a payor client of the Company. Approximately $80,000 of the Company's provider network revenue was derived from its contract with Principal. At December 31, 1996, approximately $33,000 is due from Principal and is included in accounts receivable.

  During 1996, the Company purchased medical and life insurance from Principal. Amounts paid to Principal in 1996 approximated $180,000. Commencing in 1997, Principal will administer the Company's 401(k) plan.

  In December 1996, two stockholders who hold shares in the Company's stock, aggregating approximately 59%, formed and funded a new entity to pursue the development and marketing of new products and services for the health care industry.

8.  INCOME TAXES

  The provision (benefit) for income taxes consists of the following:

                                          1996        1995
                                       ----------  ----------
       Current provision.............  $6,883,300  $      --
       Deferred provision (benefit)..     274,700   (399,000)
                                       ----------  ---------
          Total provision (benefit)..  $7,158,000  $(399,000)
                                       ==========  =========

  The provision for income taxes varies from the amount of income tax determined by applying the applicable U.S. statutory tax rate to pre-tax income as follows:

                                                  1996       1995
                                                  ----       ----
       Statutory U.S. tax rate..............       34%       (34)%
       State taxes, net of Federal benefit..        6%        (2)%
                                                  ----       ----
          Effective tax rate................       40%       (36)%
                                                  ====       ====

  A summary of the tax effect of the significant components of deferred income taxes follows:

                                                          1996       1995
                                                       ---------   ---------
       Property and equipment........................  $ (66,700)  $  37,000
       Allowance for doubtful accounts...............    (37,500)         --
       Accrual versus cash method of accounting......   (116,500)   (218,000)
       Other accrued expenses........................   (121,600)         --
       Net operating loss carry forwards.............         --    (436,000)
                                                       ---------   ---------
          Net deferred tax asset.....................  $(342,300)  $(617,000)
                                                       =========   =========

  The tax net operating loss carry forward at December 31, 1995, was realized in 1996.
                                      F-11

                    UNITED PAYORS & UNITED PROVIDERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  COMMON STOCK

Stock option plan

  In October, 1996, the Company adopted the United Payors & United Providers, Inc. Stock Option Plan ("SOP"). Stock options may be granted under the plan as either incentive stock options or non-qualified stock options. The maximum number of shares of the Company's common stock reserved for purchase pursuant to the exercise of options granted under the SOP is 800,000 shares. All Company employees, outside directors and consultants are eligible to receive option awards. A Committee of the Board of Directors determines award amounts and vesting periods (generally 5 to 12 years from the date of grant).

  Information regarding options granted under the SOP is as follows:

                                                                 Shares
                                      Total         Option     Exercisable
                                     Shares         Price      at Year End
                                  -------------  ------------  -----------
     Options authorized.........     800,000
                                     =======
     Options granted............      57,500     $11.00-13.00     24,165
     Options exercised..........          --
     Options canceled...........          --
                                     -------
     Options outstanding at
       December 31, 1996              57,500
                                     =======

  During 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation. This pronouncement requires that the Company calculate the value of stock options at the date of grant using an option pricing model. The Company has elected the "pro forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations. For 1996, pro forma information is not presented as the impact of applying FAS 123 for pro forma disclosure is immaterial. The weighted average exercise price of options granted during 1996 is $11.26.

Other stock options and warrants

  In connection with certain business transactions, the Company has granted options and warrants as follows: (a) 182,000 shares of its common stock (at $12.50 per share) pursuant to a non-compete agreement related to a marketing commission restructuring; (b) 50,000 shares of its common stock (at $17.00 per share) pursuant to a contractual arrangement with a client; and (c) 318,000 shares of its common stock (at $16.00 per share) in the form of stock warrants pursuant to the acquisition of NHS. These options and warrants expire from 3 to 10 years from the date of the respective agreements. The weighted average exercise price of the options or warrants granted during 1996 is $14.93. At December 31, 1996, 382,000 options and warrants were exercisable.

  The options related to the above transactions have been valued using the modified American Black Scholes economic model. The resultant valuation is reflected in the respective financial statement accounts.

Employee stock purchase plan

  In October 1996, the Company established an Employee Stock Purchase Plan ("ESPP") with a maximum of 350,000 shares of the Company's common stock. This plan will become effective in 1997. The Company will acquire shares of the Company's common stock in the open market. Shares that will be issued under the ESPP will generally be priced at 85% of the fair market value of the Company's common stock.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  401(K) SAVINGS PLAN

  In October 1996, the Company authorized the establishment of an employee 401(k) Savings Plan to be effective February 1997. The 401(k) Savings Plan is available to all of its employees subject to certain service requirements. For 1997, the Company will match the first $1,000 of the employee's contribution and 50% thereafter. The Company's contribution vests after the employee has participated in the 401(k) Savings Plan for five years.

11.  LEASE COMMITMENTS

  The Company leases office space under non-cancelable operating leases. The agreements provide for annual escalations and for the payment by the Company of a proportionate share of the increase in the costs of operating the building. For financial reporting purposes, the Company recognizes rent expense on a straight-line basis over the term of the lease. The Company has also entered into various operating lease agreements for office equipment. Rent expense under the Company's non-cancelable operating leases aggregated $469,637 in 1996.

  The Company entered into a capital lease for computer equipment effective March 31, 1996 for approximately $151,000. The capitalized lease obligation is payable through June 2000 and bears interest at approximately 14%. At December 31, 1996, included in fixed assets and accumulated depreciation are $150,694 and $26,593, respectively, relating to the leased assets.

  Future minimum lease payments under non-cancelable leases are as follows:

                                            Operating   Capital
                                              Leases     Leases
                                            ----------  --------
       1997...............................  $  900,472  $ 47,364
       1998...............................     910,355    47,364
       1999...............................     890,201    47,364
       2000...............................     807,877    23,682
       2001...............................     375,101        --
                                            ----------  --------
          Total...........................  $3,884,006   165,774
                                            ==========
       Less amount representing interest..                35,581
                                                        --------
       Present value of minimum lease payments          $130,193
                                                        ========

12.  BANK LINE OF CREDIT

  During 1996 and 1995, the Company had a line of credit with a bank, with provision for advances up to a maximum of $200,000. The outstanding balance of $95,000 at December 31, 1995 was paid off in 1996. The line of credit expired December 31, 1996.

13.  NOTE PAYABLE

  The Company has a loan with a bank with an outstanding balance of $525,000 at December 31, 1996. The loan is uncollateralized, bears interest at prime, and is payable in quarterly installments of $75,000, with the final payment due in July 1998.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  COMMITMENTS AND CONTINGENT LIABILITIES

  The Company offers its contracting providers a prepayment option based on the percentage of claims volume for the preceding year. The prepayment option may be requested at the execution of a contract between the Company and contracting provider, or at the anniversary date. The Company estimates that the amount of prepayment options that may be requested in 1997 should not exceed $20,000,000.

  During 1996, the Company entered into an agreement with a financial institution to purchase approximately 106,000 shares of the financial institution's common stock for $500,000.

  During 1996, the Company restructured the IM&I 1994 marketing commission agreement with Direct Resource Managers ("DRM"). The restructured agreement contains provisions for: (a) payment to DRM of $50,000 per month for 26 months commencing January, 1997 and (b) options to purchase 182,000 shares of the Company's common stock at $12.50 per share (or alternatively receive cash consideration in lieu of the options under certain conditions) in exchange for consulting and marketing assistance and a covenant not to compete for three years. Amounts paid to DRM in 1996 by the Company and in 1995 by IM&I approximated $1,425,000 and $1,412,000, respectively. Amounts related to this commitment are reflected in intangible assets and in accrued expenses and stockholders' equity, respectively, and are being amortized over a period not to exceed three years.

  On April 26, 1996,a stockholders' civil complaint was filed against the Company in the United States District Court for the Northern District of Illinois. The Plaintiff seeks injunctive and other relief, including possible damages, based generally on allegations that representatives of the Company, in at least four instances, made various misrepresentations to prospective Contracting Providers, including to the effect that the Company's provider network was affiliated with the Plaintiff's provider network or that the Plaintiff had agreed to utilize the Company's provider network. The Company denies the allegations in the complaint and believes the complaint is without basis. After consultation with counsel and review of available facts, management believes that damages, if any, arising from litigation will not be material to the consolidated financial statements of the Company.

  The Company is also a party to other legal actions arising in the ordinary course of business. Management believes that damages arising from these actions, if any, will not be material to the consolidated financial statements of the Company.

15.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

  In connection with the acquisition of NHS, the Company assumed liabilities in the amount of $3,987,192 and issued warrants to purchase common stock of the Company valued at $1,088,000.

  A capital lease obligation was incurred when the Company entered into a lease for new equipment.

  Shares of common stock were issued in connection with the investment in EDIComm.

  Options to purchase shares of common stock were issued in connection with obtaining a covenant not to compete upon the restructuring of a marketing agreement.

  Shares of common stock were issued in connection with the conversion of preferred stock.