Form 10-Q
period 1997-03-31
UNITED PAYORS & UNITED PROVIDERS INC
filed 1997-05-15
CIK 1012441

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                      OR

             [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO
                                     ----------------  ----------------

                        COMMISSION FILE NUMBER 0-20905
                                               -------

                    UNITED PAYORS & UNITED PROVIDERS, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        DELAWARE                                              51-0374698
--------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)

        2275 RESEARCH BOULEVARD, 6TH FLOOR, ROCKVILLE, MARYLAND  20850
--------------------------------------------------------------------------------
              (Address of principal executive offices, Zip Code)

                                (301) 548-1000
--------------------------------------------------------------------------------
               (Registrant's phone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes  X     No
                                             -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

The number of shares of Common stock, par value $.01 per share, outstanding on April 15, 1997 was 11,558,186.
--------           ----------

                    UNITED PAYORS & UNITED PROVIDERS, INC.
                               AND SUBSIDIARIES

                         FIRST QUARTER 1997 FORM 10-Q

                               TABLE OF CONTENTS


                                                                     Page
                                                                     ----
PART I    FINANCIAL INFORMATION

  ITEM 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 1997 and
            December 31, 1996.......................................   1

          Consolidated Statements of Operations for the Three Months
            Ended March 31, 1997 and 1996...........................   2

          Consolidated Statements of Cash Flows for the Three Months
            Ended March 31, 1997 and 1996...........................   3

          Notes to Consolidated Financial Statements................   4

  ITEM 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................   6

PART II   OTHER INFORMATION

SIGNATURES

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                    UNITED PAYORS & UNITED PROVIDERS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                               March 31,      December 31,
                                                                                 1997            1996
                                                                             ------------    -------------
                        ASSETS

Current assets:
  Cash and cash equivalents                                                  $ 20,494,489     $ 16,034,184
  Short-term investments                                                       10,281,185       10,448,564
  Accounts receivable                                                           7,644,228        8,108,015
  Deferred income taxes                                                           260,300          342,300
  Other current assets                                                            280,263          227,922
                                                                             ------------     ------------
    Total current assets                                                       38,960,465       35,160,985
Fixed assets, net                                                               2,991,218        2,782,601
Due from contracting providers, net                                             6,424,914        4,300,730
Investments                                                                     1,469,449        1,079,354
Intangible and other assets, net                                                9,651,283        9,924,253
                                                                             ------------     ------------
    Total assets                                                             $ 59,497,329     $ 53,247,923
                                                                             ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses                                      $  7,551,485     $  5,758,025
  Income and other taxes payable                                                2,649,606          958,991
  Notes payable and capital lease                                                  23,584          330,912
                                                                             ------------     ------------
    Total current liabilities                                                  10,224,675        7,047,928

Non-current accrued expense                                                       550,000          700,000

Notes payable and capital lease, less current portion                              99,281          324,281
                                                                             ------------     ------------
    Total liabilities                                                           10,873,956        8,072,209

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at March 31, 1997 and
     December 31, 1996                                                                 --               --
   Common stock, $0.01 par value, 35,000,000 shares authorized,
     11,573,636 shares issued at March 31, 1997 and
     December 31, 1996, respectively                                              115,736          115,736
   Additional paid-in capital                                                  35,542,080       35,154,820
   Retained earnings                                                           13,085,557        9,935,158
   Less treasury stock, 15,200 shares at March 31, 1997 and
     22,500 shares at December 31, 1996, at cost                                 (120,000)         (30,000)
                                                                             ------------     ------------
     Total stockholders' equity                                                48,623,373       45,175,714
                                                                             ------------     ------------

     Total liabilities and stockholders' equity                              $ 59,497,329     $ 53,247,923
                                                                             ============     ============

   The accompanying notes are an integral part of these financial statements.

                    UNITED PAYORS & UNITED PROVIDERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                    1997             1996
                                                                                ------------     ------------
Provider network revenue                                                         $ 8,665,977      $ 7,410,197
Utilization management services                                                    4,825,365               --
Other revenue                                                                        106,446           81,427
                                                                                 -----------      -----------
    Total revenue                                                                 13,597,788        7,491,624
                                                                                 -----------      -----------

Operating expenses:
  Direct contract expenses                                                         6,842,419        3,150,578
  General and administrative                                                       1,453,707          317,300
  Depreciation and amortization                                                      330,589           77,038
                                                                                 -----------      -----------
    Total operating expenses                                                       8,626,715        3,544,916
                                                                                 -----------      -----------

Other income, net                                                                    315,929          135,904
                                                                                 -----------      -----------

Income before income taxes                                                         5,287,002        4,082,612

Income tax provision                                                               2,136,603        1,633,000
                                                                                 -----------      -----------

Net income                                                                       $ 3,150,399      $ 2,449,612
                                                                                 ===========      ===========

Net income per share                                                             $      0.27      $      0.28
                                                                                 ===========      ===========

Weighted average shares outstanding                                               11,604,753        8,800,000
                                                                                 ===========      ===========

  The accompanying notes are an integral part of these financial statements.

                    UNITED PAYORS & UNITED PROVIDERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                Three Months Ended March 31,
                                                                   1997             1996
                                                                ------------    ------------
OPERATING ACTIVITIES
  NET INCOME                                                    $  3,150,399    $  2,449,612
  ADJUSTMENT TO RECONCILE NET INCOME TO
  NET CASH PROVIDED BY (USED IN) OPERATIONS
    Depreciation and amortization                                    330,589          77,038
    Deferred income taxes and other non-cash items                   270,093         654,000
    Changes in reserves and allowances                               150,000              --
    Changes in assets and liabilities:
      Accounts receivable                                            463,787      (3,097,883)
      Accounts payable and accrued expenses                        1,834,584        (693,893)
      Current and other assets                                       152,650        (543,959)
      Due from contracting providers                              (2,174,184)        (70,000)
      Income taxes payable                                         1,690,615         206,460
                                                                ------------    ------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              5,868,533      (1,018,625)
                                                                ------------    ------------

INVESTING ACTIVITIES
    Purchases of fixed assets                                       (417,227)        (92,996)
    Purchases of short-term investments                           (4,565,946)             --
    Proceeds from sale of short-term investments                   4,687,368              --
    Payments for investments                                        (490,095)             --
                                                                ------------    ------------
  NET CASH USED IN INVESTING ACTIVITIES                             (785,900)        (92,996)
                                                                ------------    ------------
FINANCING ACTIVITIES
    Purchase of treasury stock                                       (90,000)             --
    Repayment of loan from stockholder                                    --      (3,700,000)
    Repayment of other debt                                         (532,328)         (2,949)
                                                                ------------    ------------
  NET CASH USED IN FINANCING ACTIVITIES                             (622,328)     (3,702,949)
                                                                ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   4,460,305      (4,814,570)
CASH AND CASH EQUIVALENTS
    Beginning of the period                                       16,034,184       8,701,135
                                                                ------------    ------------
    End of the period                                           $ 20,494,489    $  3,886,565
                                                                ============    ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Interest paid during the period                             $     20,326    $         --
    Taxes paid during the period                                $    501,360    $         --

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

    Effective December 31, 1995, the stockholder of Initial Managers and Investors, Inc. ("IM&I") and the stockholders of IM&I-NEWCO, Inc., all of whom were stockholders of UP&UP, contributed 100% of the issued and outstanding shares of each of those entities to UP&UP. IM&I, IM&I-NEWCO, Inc. and UP&UP were affiliated entities. Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc. ("AHP"), an indirect, wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"), an affiliated entity, whereby AHP contributed a certain group of contracts constituting "The Transferred Client Group" of AHP to UP&UP. (UP&UP, IM&I, IM&I-NEWCO, Inc. and The Transferred Client Group are hereafter referred to as the "Company".) Because the contributions were non-monetary in nature and made by the existing stockholders of UP&UP, the assets and liabilities contributed were recorded at the transferors' historical cost as of December 31, 1995. Since the contributions were effective December 31, 1995, the accompanying consolidated statements of operations for the three months ended March 31, 1997 and 1996 include the results of operations of IM&I, IM&I-NEWCO, Inc. and The Transferred Client Group.

    In connection with the June 7, 1996 merger, the Company effected a 10:1 exchange of common stock and an increase in authorized shares of capital stock to 40,000,000 shares, of which 35,000,000 shares were common stock and 5,000,000 shares were preferred stock.

    Effective October 1, 1996, the Company acquired National Health Services, Inc. ("NHS"), a national health care utilization management services company. The acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated statement of operations for the three months ended March 31, 1996 does not reflect the results of operations of NHS for that period.

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

4.  BUSINESS COMBINATION

    Effective October 1, 1996, the Company acquired National Health Services, Inc. for a purchase price of approximately $7.2 million consisting of $5.9 million in cash, warrants to purchase an aggregate of 318,000 shares of the Company's common stock valued at $1.1 million and the assumption of approximately $200,000 in liabilities in excess of the fair market value of the assets acquired. NHS is a national health care management services company. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NHS for the three months ended March 31, 1996 have not been included in the accompanying consolidated statement of operations of the Company for that period. The acquisition resulted in goodwill of $7.2 million which is being amortized over 15 years. Accumulated amortization at March 31, 1997 amounted to $240,882. The unamortized portion of the goodwill at March 31, 1997, is included in intangible and other assets in the accompanying consolidated balance sheet.

5.  RECLASSIFICATIONS

    Certain amounts in the financial statements for the quarter ended March 31, 1996 have been reclassified to conform to the presentation of the financial statements for the quarter ended March 31, 1997.

6. EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share, effective for financial statements for both interim and annual periods ending after December 15, 1997. This Statement replaces the existing calculation and presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. This change is not expected to have a material effect on the Company's earnings per share.

7.  UNAUDITED INFORMATION

    The consolidated financial statements for the three months ended March 31, 1997 and 1996 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year or in the future.

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

GENERAL

  UP&UP, a Delaware corporation, was originally incorporated in the State of Iowa on January 3, 1995 as PB Newco, Inc. The stockholders of PB Newco, Inc. consisted primarily of two groups, Principal Mutual and management. Effective December 31, 1995, the stockholder of IM&I and the stockholders of IM&I-NEWCO, Inc., all of whom were stockholders of UP&UP, contributed 100% of the issued and outstanding shares of each of those entities to UP&UP. IM&I, IM&I-NEWCO, Inc. and UP&UP were affiliated entities. Effective December 31, 1995, UP&UP entered into an agreement with AHP, an indirect, wholly-owned subsidiary of Principal Mutual whereby AHP contributed a certain group of contracts constituting The Transferred Client Group of AHP to UP&UP. Because the contributions were non-monetary in nature and made by existing stockholders of UP&UP, the assets and liabilities contributed were recorded at the transferors' historical cost as of December 31, 1995. Since the contributions were effective December 31, 1995, the consolidated statements of operations for the three months ended March 31, 1997 and 1996 include the results of operations of IM&I, IM&I-NEWCO, Inc. and the Transferred Client Group.

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

  Effective October 1, 1996, the Company acquired National Health Services, Inc. ("NHS"), a national health care utilization management services company. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NHS for the three months ended March 31, 1996 have not been included in the consolidated financial statements of the Company for that period.

  UP&UP serves as an intermediary between health care payors (such as insurance companies) and health care providers (such as hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors ("Payor Clients") and increased liquidity and improved efficiency in claims submissions for providers ("Contracting Providers"). The Company derives its revenue from a portion of the price concessions offered by the providers under such contractual arrangements. Through NHS, the Company offers medical utilization management services to insurance underwriters, self-insured businesses, provider organizations, and others. Such services include precertification of in-patient and out-patient medical care and case management.

REVENUE

  A significant portion of the Company's revenues are based on a percentage of the price concessions from the Contracting Providers on claims to its Payor Clients.

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

  Medical utilization management services revenues are based on contractual arrangements. Contracts may reflect a capitated rate, fee for service or hourly rate. Precertification revenues are generally based on monthly capitation calculations. Case management revenues are generally based on fee for service or hourly rates.

DIRECT CONTRACT EXPENSES

  Direct contract expenses include access fees paid by the Company for the utilization of other provider networks, marketing commissions, and other direct costs of services such as personnel related to repricing of claims, client services, and other costs incurred in connection with the generation of revenue and the development of the UP&UP Network. NHS direct contract expenses include the costs of medical personnel (nurses and doctors) and other expenses related to administering its contracts.

  The Company accesses certain other networks of medical providers, including the provider network organized and maintained by AHP. The level of network access fees as a percentage of provider network revenue is expected to decrease as a result of the continued expansion of the Company's direct network. Marketing commissions are payable to consultants who became entitled to such commissions for their role in obtaining contracts with certain Payor Clients. Generally, these marketing commissions are based on a percentage of the revenue generated by the Payor Client.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses include salaries and related costs for personnel involved in the administration of the Company and other costs such as professional services and general overhead expenses.

HISTORICAL RESULTS OF OPERATIONS

  The following table sets forth certain results of operations data for the three months ended March 31, 1997 and 1996.


                                                                 1997         1996
                                                             ----------     ---------
                                                               (in thousands)
     Revenue
       Provider network...................................      $ 8,666      $ $7,410
       Utilization management services....................        4,825            --
       Other..............................................          107            82
                                                                -------      --------
          Total revenue...................................       13,598         7,492
     Operating expenses
       Direct contract expenses...........................        6,843         3,151
       General and administrative.........................        1,453           317
       Depreciation and amortization......................          331            77
                                                                -------      --------
          Total operating expenses........................        8,627         3,545
     Operating income.....................................        4,971         3,947
     Other income.........................................          316           136
                                                                -------      --------
       Income before income taxes.........................        5,287         4,083
     Income tax expense...................................        2,137         1,633
                                                                -------      --------
     Net income...........................................      $ 3,150      $ $2,450
                                                                =======      ========

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

  Provider network revenue increased by $1.3 million, from $7.4 million in 1996 to $8.7 million in 1997. This increase was attributable to the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's provider network. At March 31, 1997 the provider network consisted of approximately 2,900 Contracting Providers compared to approximately 1,000 Contracting Providers at March 31, 1996. Utilization management services revenue of $4.8 million in 1997 represents the revenue of NHS which was acquired effective October 1, 1996.

  Access fees to other provider networks as a percentage of provider network revenue were 18.8% ($1.4 million) in 1996 compared to 14.2% ($1.2 million) in 1997. This decrease was attributable to the growth in the number of providers contracting directly with the Company, Payor Clients accessing more direct contracts and the negotiation of lower rates in agreements with other provider networks.

  Marketing commissions decreased approximately $132,000, from approximately $410,000 in 1996 to approximately $278,000 in 1997. This decrease was attributable to the restructuring of a marketing commission agreement during the last quarter of 1996.

  Other direct costs of services increased approximately $4.0 million, from $1.3 million in 1996 to $5.3 million in 1997. Of this increase, approximately $3.1 million represented expenses of NHS which was acquired effective October 1, 1996. The remainder of the increase was attributable to an overall increase in expenses resulting primarily from a significant increase in the number of employees to accommodate growth in the provider network business, increased provider network development activities and the development of new businesses. Excluding NHS employees, the Company employed 93 employees at March 31, 1997 as compared to 43 employees at March 31, 1996.

  General and administrative expenses increased approximately $1.1 million, from approximately $317,000 in 1996 to approximately $1.4 million in 1997. Of this increase, approximately $561,000 represented expenses of NHS which was acquired effective October 1, 1996. The remainder of the increase was attributable to an overall increase in expenses resulting from the addition of employees in the administrative and executive areas, expenses related to bonus and other benefit programs which became effective subsequent to the initial public offering and an increase in professional fees for accounting and legal services.

  Depreciation and amortization increased approximately $254,000 from approximately $77,000 in 1996 to approximately $331,000 in 1997. The increase was primarily attributable to the depreciation and amortization expense of NHS.

LIQUIDITY AND CAPITAL RESOURCES

  During the first three months of 1996, the Company financed its operations principally through equity contributions. In July 1996, the Company completed the sale to the public of 2,760,000 shares of the Company's common stock and received proceeds (net of underwriters' commissions and expenses) of approximately $26.9 million. At March 31, 1997 the Company had working capital of approximately $28.7 million. In March 1997, the Company entered into two lines of credit arrangements for loan commitments totaling $15 million. In addition, the Company has also received a standby commitment for an additional $10 million.

  The Company's primary capital resources commitment is to fund payments due upon exercise of Prepayment Options granted to Contracting Providers. Depending on increases in claims volume and in the number of Contracting Providers and Payor Clients, the Company estimates that $10 million to $12 million could be required to fund Prepayment Options during the remainder of 1997.

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

  A significant portion of the Company's revenue is derived from a small number of Payor Clients and state governments. The duration of the Company's contracts with its Payor Clients and state governments are generally for a one to two-year period, with automatic renewals on the anniversary date. However, certain contracts may be terminated by either party at any time, generally upon 90 days notice and at the convenience of the state governments. Such contracts are also subject to fee negotiations and revisions on an annual basis. There can be no assurance that any of the Company's contracts with Payor Clients will not be terminated early or will be renewed, and, if renewed, will contain favorable terms. The loss of a contract with a major Payor Client and the inability to replace any such client with significant new clients could have a material adverse effect on the Company's business, financial condition or results of operations. During October 1996, Wellpoint Health Networks, Inc. announced the acquisition of the health insurance business of one of the Company's clients, John Hancock Mutual Life Insurance Company. The Company has not been advised of and does not anticipate any changes, at least in the short term, in its contract.

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

  Under the Company's agreement with AHP The Transferred Client Group has continued to access other provider networks with which AHP currently has contractual relationships. The Transferred Client Group may not have continuing access to certain providers in these other provider networks and access to such providers will be curtailed as early as April 1, 1997. The Company is focusing its contracting efforts on replacing these providers either through direct contracts or by contracting with other provider networks. As of April 30, 1997, the Company entered into a contract with one of these provider networks and is in discussions with other networks.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

  Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company, except as referenced in Note 3 to the Consolidated Financial Statements for the three months ended March 31, 1997.

ITEM 2.   CHANGES IN SECURITIES (Not Applicable)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES (Not Applicable)

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS (Not Applicable)

ITEM 5.   OTHER INFORMATION (None)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

     Exhibit No.                Description
     -----------                -----------

         2.1      Agreement with America's Health Plan, Inc.*
         2.2      Plan and Agreement of Merger of IM&I, Inc. into PB Newco*
         2.3 Plan and Agreement of Merger of PB Newco, Inc. into United Payors & United Providers, Inc.*
         3.1 Certificate of Incorporation of United Payors & United Providers, Inc.*
         3.2      Bylaws of United Payors & United Providers, Inc.*
         4.1      Specimen Stock Certificate of United Payors & United
                  Providers, Inc.*
         4.2      Shareholder Agreement*
        10.1 Employment Agreement between United Payors & United Providers, Inc. and Thomas L. Blair*
        10.2 Employment Agreements between United Payors & United Providers, Inc. and each of Spiro A. Karadimas, S. Joseph Bruno and Michael A. Smith*
        10.3      Form of Indemnification Agreement*
        10.4 Stock Purchase Agreement between Preferred Health Choice and United Payors & United Providers, Inc. dated
                  October 22, 1996**
        10.5 Warrants to Purchase 150,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 23, 1996***
        10.6 Warrants to Purchase 168,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health choice, Inc. dated October 27, 1996***
        11.1      Statement Regarding Computation of Earnings Per Common Share
        27.1      Financial Data Schedule

2.   Reports on Form 8-K (None)


------------------------------

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



                              UNITED PAYORS & UNITED PROVIDERS, INC.


Date: May 14, 1997            By: /s/ THOMAS L. BLAIR
                                  -------------------------------------------
                                  Thomas L. Blair
                                  Chairman and Chief Executive Officer



Date: May 14, 1997            By: /s/ EDWARD S. CIVERA
                                  -------------------------------------------
                                  Edward S. Civera
                                  President and Chief Operating Officer



Date: May 14, 1997            By: /s/ S. JOSEPH BRUNO
                                  -------------------------------------------
                                  S. Joseph Bruno
                                  Vice President and Chief Financial Officer


Date: May 14, 1997            By: /s/ EDUARDO V. FEITO
                                  -------------------------------------------
                                  Eduardo V. Feito
                                  Controller and Chief Accounting Officer