Form 10-Q
period 1997-06-30
UNITED PAYORS & UNITED PROVIDERS INC
filed 1997-08-14
CIK 1012441

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1997

                                      OR

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from             to
                                               -----------    -----------

                        Commission File Number 0-20905
                                               -------

                    UNITED PAYORS & UNITED PROVIDERS, INC.
           ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                     51-0374698
  -------------------------------                    ---------------------
  (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                    Identification Number)



        2275 Research Boulevard, 6th Floor, Rockville, Maryland  20850
        --------------------------------------------------------------
              (Address of principal executive offices, Zip Code)

                                (301) 548-1000
               ------------------------------------------------
               (Registrant's phone number, including area code)

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

The number of shares of common stock, par value $.01 per share, outstanding on July 31, 1997 was 11,511,586.

              UNITED PAYORS & UNITED PROVIDERS, INC.
                         AND SUBSIDIARIES

                  SECOND QUARTER 1997 FORM 10-Q

                        TABLE OF CONTENTS


                                                                                 Page
                                                                                 ----
 PART IFINANCIAL INFORMATION

   ITEM 1.    Financial Statements

         Consolidated Balance Sheets as of June 30, 1997 and
             December 31, 1996.................................................     1

         Consolidated Statements of Operations for the Three and Six Months
              Ended June 30, 1997 and 1996.....................................     2

         Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 1997 and 1996.....................................     3

         Notes to Consolidated Financial Statements............................     4


   ITEM 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................    6

 PART II    OTHER INFORMATION

 SIGNATURES


PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                    UNITED PAYORS & UNITED PROVIDERS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                         June 30,    December 31,
                                                                           1997         1996
                                                                      ------------   ------------
                                                                      (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents                                           $11,219,418   $16,034,184
    Short-term investments                                               11,695,919    10,448,564
    Accounts receivable                                                   9,679,016     8,108,015
    Deferred income taxes                                                   260,300       342,300
    Other current assets                                                    297,288       227,922
                                                                        -----------   -----------
       Total current assets                                              33,151,941    35,160,985
                                                                        -----------   -----------

Fixed assets, net                                                         3,261,817     2,782,601
Advances to contracting providers, net                                   11,933,009     4,300,730
Investments                                                               1,811,406     1,079,354
Intangible and other assets, net                                          9,659,215     9,924,253
                                                                        -----------   -----------
       Total assets                                                     $59,817,388   $53,247,923
                                                                        ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued expenses                               $ 6,140,096   $ 5,758,025
    Income and other taxes payable                                        1,016,571       958,991
    Notes payable and capital lease                                          15,994       330,912
                                                                        -----------   -----------
       Total current liabilities                                          7,172,661     7,047,928

Non-current accrued expense                                                 400,000       700,000
Notes payable and capital lease, less current portion                        99,281       324,281
                                                                       ------------   -----------
       Total liabilities                                                  7,671,942     8,072,209
                                                                        -----------   -----------
Commitments and contingencies

Stockholders' equity:
    Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at June 30,
       1997 and December 31, 1996                                                 -             -
    Common stock, $0.01 par value, 35,000,000 shares authorized,
       11,573,636 shares issued at June 30, 1997 and
       December 31, 1996, respectively                                      115,736       115,736
    Additional paid-in capital                                           37,086,505    35,154,820
    Deferred compensation                                                (1,265,500)            -
    Retained earnings                                                    16,746,070     9,935,158
    Less treasury stock, 47,050 shares at June 30, 1997 and
       22,500 shares at December 31, 1996, at cost                         (537,365)      (30,000)
                                                                        -----------   -----------
       Total stockholders' equity                                        52,145,446    45,175,714
                                                                        -----------   -----------
       Total liabilities and stockholders' equity                       $59,817,388   $53,247,923
                                                                        ===========   ===========

                    UNITED PAYORS & UNITED PROVIDERS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                     Three Months Ended June 30,    Six Months Ended June 30,
                                         1997             1996          1997         1996
                                     -----------      -----------   -----------   -----------

Provider network revenue             $ 8,678,057      $ 7,672,866   $17,299,034   $15,083,063
Utilization management                 4,951,950                -     9,777,315             -
Other revenue                             95,620           74,205       202,066       155,632
                                     -----------      -----------   -----------   -----------
       Total revenue                  13,725,627        7,747,071    27,278,415    15,238,695
                                     -----------      -----------   -----------   -----------

Operating expenses:
    Direct contract expenses           6,254,235        3,083,132    12,915,916     6,233,710
    General and administrative         1,430,063          313,388     3,019,511       644,964
    Depreciation and amortization        325,210           78,578       655,797       141,340
                                     -----------      -----------   -----------   -----------
       Total operating expenses        8,009,508        3,475,098    16,591,224     7,020,014
                                     -----------      -----------   -----------   -----------

Operating income                       5,716,119        4,271,973    10,687,191     8,218,681

Other income (expense), net              427,365           (5,118)      743,294       130,789
                                     -----------      -----------   -----------   -----------

Income before income taxes             6,143,484        4,266,855    11,430,485     8,349,470

Income tax provision                  (2,482,971)      (1,707,000)   (4,619,573)   (3,340,000)
                                     -----------      -----------   -----------   -----------

Net income                           $ 3,660,513      $ 2,559,855   $ 6,810,912   $ 5,009,470
                                     ===========      ===========   ===========   ===========

Net income per share                 $      0.31      $      0.29   $      0.58         $0.57
                                     ===========      ===========   ===========   ===========

Shares used in computing net income
    per common share outstanding      11,767,745        8,800,000    11,682,098     8,800,000

                    UNITED PAYORS & UNITED PROVIDERS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                          Six Months Ended June 30,
                                                                              1997         1996
                                                                          ------------  -----------
Operating activities
  Net income                                                              $  6,810,912  $ 5,009,470
  Adjustment to reconcile net income to
  net cash provided by (used in) operations
   Depreciation and amortization                                               655,797      141,340
   Loss on sale of fixed assets                                                143,138            -
   Deferred income taxes and other non-cash items                              366,048      654,000
   Changes in reserves and allowances                                           66,721            -
   Changes in assets and liabilities:
     Accounts receivable                                                    (1,521,001)  (4,372,021)
     Accounts payable and accrued expenses                                     274,071     (962,653)
     Current and other assets                                                  (90,286)    (322,805)
     Income taxes payable                                                       57,580    1,247,364
                                                                          ------------  -----------
  Net cash provided by (used in) operating activities                        6,762,980    1,394,695
                                                                          ------------  -----------
Investing activities
   Purchases of fixed assets                                                (1,121,231)    (395,123)
   Proceeds from sale of fixed assets                                           37,038            -
   Purchases of short-term investments                                     (12,408,326)           -
   Proceeds from sale of short-term investments                             11,393,108            -
   Advances to contracting providers                                        (7,699,000)    (227,000)
   Payments for investments                                                   (732,052)     (40,712)
                                                                          ------------  -----------
  Net cash used in investing activities                                    (10,530,463)    (662,835)
                                                                          ------------  -----------

Financing activities
   Purchases of treasury stock                                                (507,365)           -
   Repayment of loan from stockholder                                                -   (3,700,000)
   Deferred public offering costs                                                    -     (739,680)
   Repayment of other debt                                                    (539,918)     (14,060)
                                                                          ------------  -----------
  Net cash used in financing activities                                     (1,047,283)  (4,453,740)
                                                                          ------------  -----------

Decrease in cash and cash equivalents                                       (4,814,766)  (3,721,880)
Cash and cash equivalents
   Beginning of the period                                                  16,034,184    8,701,135
                                                                          ------------  -----------
   End of the period                                                      $ 11,219,418  $ 4,979,255
                                                                          ============  ===========



                    UNITED PAYORS & UNITED PROVIDERS, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)


1.  BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

    United Payors & United Providers, Inc. ("UP&UP"), a Delaware corporation, was originally incorporated in the State of Iowa on January 3, 1995 as PB Newco, Inc. Effective June 7, 1996, PB Newco, Inc. was merged into UP&UP with UP&UP being the surviving corporation. UP&UP serves as an intermediary between health care payors (e.g., insurance companies) and health care providers (e.g., hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors and increased liquidity and improved efficiency in claims submissions for providers. UP&UP derives its revenue primarily from a portion of the price concessions offered by the providers under such contractual arrangements. Effective October 1, 1996, the Company acquired National Health Services, Inc. ("NHS"), a national health care utilization management services company. Through NHS, the Company offers medical utilization management services to insurance underwriters, self-insured businesses, provider organizations, and others. Such services include precertification of in-patient and out-patient medical care, and case management.

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

4.  BUSINESS COMBINATION

    Effective October 1, 1996, the Company acquired National Health Services, Inc. for a purchase price of approximately $7.2 million, consisting of $5.9 million in cash, warrants to purchase an aggregate of 318,000 shares of the Company's common stock valued at $1.1 million and the assumption of approximately $200,000 in liabilities in excess of the fair market value of the assets acquired. NHS is a national health care management services company. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NHS for the three and six months ended June 30, 1996 have not been included in the accompanying consolidated statements of operations of the Company for those periods. The acquisition resulted in goodwill of $7.2 million which is being amortized over 15 years. Accumulated amortization at June 30, 1997 amounted to $361,323. The unamortized portion of the goodwill at June 30, 1997, is included in intangible and other assets in the accompanying consolidated balance sheet.

5.  RECLASSIFICATIONS

    Certain amounts in the financial statements for the quarters ended June 30, 1996 and March 31, 1997 have been reclassified to conform to the presentation of the financial statements for the quarter ended June 30, 1997.

6.  EARNINGS PER SHARE

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", effective for financial statements for both interim and annual periods ending after December 15, 1997. This Statement replaces the existing calculation and presentation of primary and fully diluted earnings per share with basic and diluted earnings per share. This change is not expected to have a material effect on the Company's earnings per share.

7.  UNAUDITED INFORMATION

    The consolidated financial statements for the three and six months ended June 30, 1997 and 1996 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year or in the future.

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

GENERAL

    United Payors & United Providers, Inc. ("UP&UP"), a Delaware corporation, was originally incorporated in the State of Iowa on January 3, 1995 as PB Newco, Inc. Effective June 7, 1996, PB Newco, Inc. was merged into UP&UP with UP&UP being the surviving corporation. UP&UP serves as an intermediary between health care payors (e.g., insurance companies) and health care providers (e.g., hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors ("Payor Clients") and increased liquidity and improved efficiency in claims submissions for providers ("Contracting Providers"). UP&UP derives its revenue primarily from a portion of the price concessions offered by the providers under such contractual arrangements. Effective October 1, 1996, the Company acquired National Health Services, Inc. ("NHS"), a national health care utilization management services company. Through NHS, the Company offers medical utilization management services to insurance underwriters, self-insured businesses, provider organizations, and others. Such services include precertification of in-patient and out-patient medical care, and case management. The acquisition has been accounted for as a purchase and, accordingly, the consolidated results of operations of the Company for the three and six months ended June 30, 1996 do not include the results of operations of NHS for those periods.

    In connection with the June 7, 1996 merger, the Company effected a 10:1 exchange of common stock and an increase in authorized shares of capital stock to 40,000,000 shares, of which 35,000,000 shares were common stock and 5,000,000 shares were preferred stock.

REVENUE

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

    The Company accesses certain other networks of medical providers, including the provider network organized and maintained by America's Health Plan, Inc. ("AHP"), an indirect wholly-owned subsidiary of Principal Mutual Life Insurance Company, an affiliate and founding shareholder. The level of network access fees as a percentage of provider network revenue is expected to decrease as a result of the continued expansion of the Company's direct network. Marketing commissions are payable to consultants who became entitled to such commissions for their role in obtaining contracts with certain Payor Clients. Generally, these marketing commissions are based on a percentage of the revenue generated by the Payor Client.

GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses include salaries and related costs for personnel involved in the administration of the Company and other costs such as professional services and general overhead expenses.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

    Provider network revenue increased by $1.0 million, from $7.7 million in 1996 to $8.7 million in 1997. This increase was attributable to the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's provider network. At June 30, 1997 the provider network consisted of approximately 4,400 Contracting Providers compared to approximately 1,300 Contracting Providers at June 30, 1996. Utilization management services revenue of $5.0 million in 1997 represents the revenue of NHS which was acquired effective October 1, 1996.

    Direct contract expenses increased by $3.2 million, from $3.1 million in 1996 to $6.3 million in 1997. Access fees to other provider networks as a percentage of provider network revenue were 19.9% ($1.5 million) in 1996 compared to 13.0% ($1.1 million) in 1997. This decrease was attributable to the growth in the number of providers contracting directly with the Company, Payor Clients accessing more direct contracts and the negotiation of lower rates in agreements with other provider networks. Other direct costs of services increased approximately $3.5 million, from $1.3 million in 1996 to $4.8 million in 1997. Of this increase, approximately $3.0 million represented expenses of NHS which was acquired effective October 1, 1996. The remainder of the increase was attributable to an overall increase in expenses resulting primarily from a significant increase in the number of employees to accommodate growth in the provider network business, increased provider network development activities and the development of new businesses. Excluding NHS employees, the Company employed 102 employees at June 30, 1997, compared to 46 employees at June 30, 1996.

    General and administrative expenses increased approximately $1.1 million, from approximately $313,000 in 1996 to approximately $1.4 million in 1997. Of this increase, approximately $545,000 represented expenses of NHS which was acquired effective October 1, 1996. The remainder of the increase was attributable to an overall increase in expenses resulting from the addition of employees in the administrative and executive areas, expenses related to bonus and other benefit programs which became effective subsequent to the initial public offering and an increase in professional fees for accounting and legal services.

    Depreciation and amortization increased approximately $246,000 from approximately $79,000 in 1996 to approximately $325,000 in 1997. The increase was primarily attributable to the depreciation expense and amortization of goodwill of NHS.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

    Provider network revenue increased by $2.2 million, from $15.1 million in 1996 to $17.3 million in 1997. This increase was attributable to the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's provider network. At June 30, 1997 the provider network consisted of approximately 4,400 Contracting Providers compared to approximately 1,300 Contracting Providers at June 30, 1996. Utilization management services revenue of $9.8 million in 1997 represents the revenue of NHS which was acquired effective October 1, 1996.

    Direct contract expenses increased by $6.7 million, from $6.2 million in 1996 to $12.9 million in 1997. Access fees to other provider networks as a percentage of provider network revenue were 19.4% ($2.9 million) in 1996 compared to 13.6% ($2.4 million) in 1997. This decrease was attributable to the growth in the number of providers contracting directly with the Company, Payor Clients accessing more direct contracts and the negotiation of lower rates in agreements with other provider networks. Other direct costs of services increased approximately $7.4 million, from $2.6 million in 1996 to $10.0 million in 1997. Of this increase, approximately $6.1 million represented expenses of NHS which was acquired effective October 1, 1996. The remainder of the increase was attributable to an overall increase in expenses resulting primarily from a significant increase in the number of employees to accommodate growth in the provider network business, increased provider network development activities and the development of new businesses. Excluding NHS employees, the Company employed 102 employees at June 30, 1997, compared to 46 employees at June 30, 1996.

    General and administrative expenses increased approximately $2.4 million, from approximately $645,000 in 1996 to approximately $3.0 million in 1997. Of this increase, approximately $1.1 million represented expenses of NHS which was acquired effective October 1, 1996. The remainder of the increase was attributable to an overall increase in expenses resulting from the addition of employees in the administrative and executive areas, expenses related to bonus and other benefit programs which became effective subsequent to the initial public offering and an increase in professional fees for accounting and legal services.

    Depreciation and amortization increased approximately $515,000 from approximately $141,000 in 1996 to approximately $656,000 in 1997. The increase was primarily attributable to the depreciation expense and amortization of goodwill of NHS.

LIQUIDITY AND CAPITAL RESOURCES

    During the first six months of 1996, the Company financed its operations principally through equity contributions. In July 1996, the Company completed the sale to the public of 2,760,000 shares of the Company's common stock and received proceeds (net of underwriters' commissions and expenses) of approximately $26.9 million. At June 30, 1997 the Company had working capital of approximately $26.0 million. In March 1997, the Company entered into two lines of credit arrangements for loan commitments totaling $15 million. In addition, the Company has also received a standby commitment for an additional $10 million.

    The Company's primary capital resources commitment is to fund payments due upon exercise of Prepayment Options granted to Contracting Providers. Depending on increases in claims volume and in the number of Contracting Providers and Payor Clients, the Company estimates that $7 million to $10 million could be required to fund Prepayment Options during the remainder of 1997. During June 1997, the Board of Directors of the Company approved a common stock repurchase program of up to $5 million.

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

    A significant portion of the Company's revenue is derived from a small number of Payor Clients and state governments. The duration of the Company's contracts with its Payor Clients and state governments are generally for a one to two-year period, with automatic renewals on the anniversary date. However, certain contracts may be terminated by either party at any time, generally upon 90 days notice and at the convenience of the state governments. Such contracts are also subject to fee negotiations and revisions on an annual basis. There can be no assurance that any of the Company's contracts with Payor Clients will not be terminated early or will be renewed, and, if renewed, will contain favorable terms. The loss of a contract with a major Payor Client and the inability to replace any such client with significant new clients could have a material adverse effect on the Company's business, financial condition or results of operations. During October 1996, Wellpoint Health Networks, Inc. announced the acquisition of the health insurance business of one of the Company's clients, John Hancock Mutual Life Insurance Company. During May 1997, Conseco, Inc. completed its merger with Pioneer Financial Services, Inc., also one of the Company's clients. The Company has not been advised of and does not anticipate any changes, at least in the short term, in its contracts with these clients.

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

    Under the Company's agreement with AHP certain Payor Clients have continued to access other provider networks with which AHP currently has contractual relationships. These Payor Clients may not have continuing access to certain providers. The Company is focusing its contracting efforts on replacing these providers either through direct contracts or by contracting with other provider networks.

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

    The potential impact of all of the above factors is difficult for the Company to forecast, and these or other factors, such as sales of substantial amounts of the Company's Common Stock in the public market, the Company's common stock repurchase program, and changes in earnings estimates by securities analysts, can materially affect the Company's operating results and stock price. Further, in recent years, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many companies, for reasons frequently unrelated to the performance of the specific companies. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of the Company's Common Stock. There can be no assurances that the trading price of the Company's Common Stock will remain at or near its current level.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company, except as referenced in Note 3 to the Consolidated Financial Statements for the three and six months ended June 30, 1997.

ITEM 2.  CHANGES IN SECURITIES (Not Applicable)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES (Not Applicable)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of the stockholders of the Company was held on June 3, 1997. The following matters were submitted to a vote of the stockholders:

1. The following individuals were elected to the Board of Directors for a three-year term with the indicated votes:

                                         For                 Against        Abstain
                                     ----------              -------        -------
          William E. Brock           10,901,856               2,550           None
          Edward S. Civera           10,901,856               2,550           None
          David J. Drury             10,901,856               2,550           None


    The following individual was elected to the Board of Directors for a one-year term with the indicated votes:

                                         For                 Against        Abstain
                                     ----------              -------        -------
          Kenneth J. Linde           10,901,706               2,700           None

    Board members whose term of office continued after the meeting are as follows:

            Bette B. Anderson
            Thomas L. Blair
            Frederick H. Graefe
            Thomas J. Graf
            Julia Lawler

2. The adoption of the Company's 1996 Employee Stock Purchase Plan was approved by a count of 10,611,489 affirmative votes, 16,600 negative votes and 6,390 abstentions.

3. The adoption of the Company's 1996 Stock Option Plan was approved by a count of 8,948,779 affirmative votes, 1,666,610 negative votes and 7,690 abstentions.

4. The appointment of Coopers & Lybrand L.L.P. as independent auditors of the Company was ratified by a count of 10,791,266 affirmative votes, 950 negative votes and 4,790 abstentions.

    There were 269,927 and 281,327 broker non-votes with respect to the adoption of the Company's 1996 Employee Stock Purchase Plan and the 1996 Stock Option Plan, respectively.


 ITEM 5.  OTHER INFORMATION (None)

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:



   Exhibit No.                    Description
   -----------                    -----------
     2.1      Agreement with America's Health Plan, Inc.*
     2.2      Plan and Agreement of Merger of IM&I, Inc. into PB Newco*
     2.3 Plan and Agreement of Merger of PB Newco, Inc. into United Payors & United Providers, Inc.*
     3.1      Certificate of Incorporation of United Payors & United
              Providers, Inc.*
     3.2      Bylaws of United Payors & United Providers, Inc.*
     4.1      Specimen Stock Certificate of United Payors & United Providers,
              Inc.*
     4.2      Shareholder Agreement*
    10.1 Employment Agreement between United Payors & United Providers, Inc. and Thomas L. Blair *
    10.2 Employment Agreements between United Payors & United Providers, Inc. and each of Spiro A. Karadimas, S. Joseph Bruno and Michael
              A. Smith*
    10.3      Form of Indemnification Agreement*
    10.4 Stock Purchase Agreement between Preferred Health Choice and United Payors & United Providers, Inc. dated October 22, 1996**
    10.5 Warrants to Purchase 150,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 23, 1996***
    10.6 Warrants to Purchase 168,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health choice, Inc. dated October 27, 1996***
    11.1 Statement Regarding Computation of Earnings Per Common Share-- Three Months
    11.2      Statement Regarding Computation of Earnings Per Common Share--
              Six Months
    27.1      Financial Data Schedule

2.  Reports on Form 8-K (None)















---------------
    * Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement as amended, Registration No. 333-3814, initially filed on April 19, 1996.

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



                              UNITED PAYORS & UNITED PROVIDERS, INC.
                                            (Registrant)


Date: August 13, 1997         By: /s/   THOMAS L. BLAIR
                              ------------------------------------------
                              Thomas L. Blair
                              Chairman and Chief Executive Officer



Date: August 13, 1997         By: /s/   EDWARD S. CIVERA
                              ------------------------------------------
                              Edward S. Civera
                              President and Chief Operating Officer



Date: August 13, 1997         By: /s/   S. JOSEPH BRUNO
                              ------------------------------------------
                              S. Joseph Bruno
                              Vice President and Chief Financial Officer



Date: August 13, 1997          By: /s/   EDUARDO V. FEITO
                               -----------------------------------------
                               Eduardo V. Feito
                               Controller and Chief Accounting Officer