Form 10-Q
period 1997-09-30
UNITED PAYORS & UNITED PROVIDERS INC
filed 1997-11-13
CIK 1012441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                            ----------     ---------

                         Commission File Number 0-20905
                                                -------

                     UNITED PAYORS & UNITED PROVIDERS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                 51-0374698
  -------------------------------     ---------------------------------------
  (State or other jurisdiction of     (I.R.S. Employer Identification Number)
  incorporation or organization)


          2275 Research Boulevard, 6th Floor, Rockville, Maryland 20850
          -------------------------------------------------------------
               (Address of principal executive offices, Zip Code)

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

The number of shares of common stock, par value $.01 per share, outstanding on November 3, 1997 was 11,385,786.

                     United Payors & United Providers, Inc.
                                and Subsidiaries

                          Third Quarter 1997 Form 10-Q

                                TABLE OF CONTENTS


                                                                          Page
PART I FINANCIAL INFORMATION

  ITEM 1. Financial Statements

      Consolidated Balance Sheets as of September 30, 1997 and
      December 31, 1996 (Unaudited).........................................1

      Consolidated Statements of Operations for the Three and Nine Months
      Ended September 30, 1997 and 1996 (Unaudited).........................2

      Consolidated Statements of Cash Flows for the Nine Months Ended
      September 30, 1997 and 1996 (Unaudited)...............................3

      Notes to Consolidated Financial Statements............................4


   ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................6


PART II OTHER INFORMATION


SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                    UNITED PAYORS & UNITED PROVIDERS, INC.
                                         CONSOLIDATED BALANCE SHEETS

                                                                          September 30,   December 31,
                                                                               1997           1996
                                                                          -------------   ------------

                                                 ASSETS                    (Unaudited)
Current assets:
   Cash and cash equivalents                                               $  7,513,131   $ 16,034,184
   Short-term investments                                                    11,418,464     10,448,564
   Accounts receivable                                                       10,939,768      8,108,015
   Other current assets                                                         689,268        570,222
                                                                          -------------   ------------
      Total current assets                                                   30,560,631     35,160,985
                                                                          -------------   ------------

Fixed assets, net                                                             3,955,589      2,782,601
Advances to contracting providers, net                                       14,285,989      4,300,730
Investments                                                                   1,791,045      1,079,354
Intangible and other assets, net                                             24,632,424      9,924,253
                                                                          -------------   ------------
      Total assets                                                         $ 75,225,678   $ 53,247,923
                                                                          =============   ============

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                   $  6,000,205   $  5,758,025
   Income and other taxes payable                                             1,193,851        958,991
   Notes payable and capital lease                                            2,141,675        330,912
   Other current liabilities                                                  1,993,849             --
                                                                          -------------   ------------
      Total current liabilities                                              11,329,580      7,047,928
Non-current liabilities                                                       1,510,000        700,000
Notes payable and capital lease, less current portion                         8,145,760        324,281
                                                                          -------------   ------------
      Total liabilities                                                      20,985,340      8,072,209
                                                                          -------------   ------------

Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at September 30,
      1997 and December 31, 1996                                                     --             --
   Common stock, $0.01 par value, 35,000,000 shares authorized,
      11,573,636 shares issued at September 30, 1997 and
      December 31, 1996, respectively                                           115,736        115,736
   Additional paid-in capital                                                37,096,405     35,154,820
   Deferred compensation                                                     (1,218,500)            --
   Retained earnings                                                         20,724,540      9,935,158
   Less treasury stock, 188,750 shares at September 30, 1997 and
      22,500 shares at December 31, 1996, at cost                            (2,477,843)       (30,000)
                                                                          -------------   ------------
      Total stockholders' equity                                             54,240,338     45,175,714
                                                                          -------------   ------------

      Total liabilities and stockholders' equity                           $ 75,225,678   $ 53,247,923
                                                                          =============   ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                  --------------------------------     -------------------------------
                                         1997           1996                 1997           1996
                                     ------------   ------------         ------------   ------------
Provider network revenue             $ 10,346,719   $  7,735,916         $ 27,892,819   $ 22,974,611
Utilization management                  4,910,284             --           14,687,599             --
                                     ------------   ------------         ------------   ------------
     Total revenue                     15,257,003      7,735,916           42,580,418     22,974,611
                                     ------------   ------------         ------------   ------------

Operating expenses:
   Direct contract expenses             7,380,199      3,033,236           20,295,786      9,266,945
   General and administrative           1,559,002        711,358            4,578,512      1,356,317
   Depreciation and amortization          431,690         87,395            1,087,821        228,741
                                     ------------   ------------         ------------   ------------
     Total operating expenses           9,370,891      3,831,989           25,962,119     10,852,003
                                     ------------   ------------         ------------   ------------

Operating income                        5,886,112      3,903,927           16,618,299     12,122,608

Other income, net                         791,976        410,052            1,490,270        540,841
                                     ------------   ------------         ------------   ------------

Income before income taxes              6,678,088      4,313,979           18,108,569     12,663,449

Income tax provision                   (2,699,535)    (1,712,000)          (7,319,108)    (5,052,000)
                                     ------------   ------------         ------------   ------------

Net income                           $  3,978,553   $  2,601,979         $ 10,789,461   $  7,611,449
                                     ============   ============         ============   ============

Net income per share                 $       0.34   $       0.22         $       0.92   $       0.79
                                     ============   ============         ============   ============

Shares used in computing net income
      per common share outstanding     11,783,762     11,334,308           11,683,582      9,650,940
                                     ============   ============         ============   ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Nine Months Ended September 30,
                                                             1997            1996
                                                        -------------  --------------
Operating activities
   Net income                                            $ 10,789,461   $  7,611,449
   Adjustment to reconcile net income to
   net cash provided by (used in) operations
      Depreciation and amortization                         1,087,821        228,741
      Loss on sale of fixed assets                            143,138             --
      Deferred income taxes and other non-cash items          435,127        526,206
      Changes in reserves and allowances                      114,741             --
      Changes in assets and liabilities, net of effects
        from acquisition in 1997:
        Accounts receivable                                (1,273,099)    (4,805,952)
        Accounts payable and accrued expenses                (920,306)      (393,407)
        Current and other assets                              101,718       (423,556)
        Income taxes payable                                  109,898       (191,300)
                                                         ------------   ------------
   Net cash provided by operating activities               10,588,499      2,552,181
                                                         ------------   ------------

Investing activities
      Purchases of fixed assets                            (1,335,478)      (510,326)
      Proceeds from sale of fixed assets                       37,305             --
      Purchases of short-term investments                 (16,011,644)    (4,298,917)
      Proceeds from sale of short-term investments         15,357,623             --
      Advances to contracting providers                   (10,100,000)    (1,529,230)
      Payment for acquisition, net of cash acquired       (13,322,685)            --
      Payments for other investments                         (726,691)      (200,000)
                                                         ------------   ------------
   Net cash used in investing activities                  (26,101,570)    (6,538,473)
                                                         ------------   ------------

Financing activities
      Issuance of capital stock                                    --        150,000
      Net proceeds from initial public offering                    --     26,875,443
      Purchases of treasury stock                          (2,447,843)       (30,000)
      Repayment of loan from stockholder                           --     (3,700,000)
      Proceeds from borrowing                              10,000,000             --
      Repayment of other debt                                (560,139)      (171,781)
                                                         ------------   ------------
   Net cash provided by financing activities                6,992,018     23,123,662
                                                         ------------   ------------

Increase (decrease) in cash and cash equivalents           (8,521,053)    19,137,370
Cash and cash equivalents
      Beginning of the period                              16,034,184      8,701,135
                                                         ------------   ------------
      End of the period                                  $  7,513,131   $ 27,838,505
                                                         ============   ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     United Payors & United Providers, Inc. ("UP&UP"), a Delaware corporation, serves as an intermediary between health care payors (e.g., insurance companies) and health care providers (e.g., hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors and increased liquidity and improved efficiency in claims submissions for providers. UP&UP derives its revenue primarily from a portion of the price concessions offered by the providers under such contractual arrangements. Effective October 1, 1996, UP&UP acquired National Health Services, Inc. ("NHS"), a national health care utilization management services company. NHS offers medical utilization management services to insurance underwriters, self-insured businesses, provider organizations, and others. Such services include precertification of in-patient and out-patient medical care, and case management.

     Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc., an indirect wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"), whereby specified payor clients representing approximately 40% of America's Health Plan, Inc.'s revenues for the year ended December 31, 1995, were transferred to UP&UP. Principal Mutual owns approximately 38% of the Company's Common Stock. Effective September 1, 1997, UP&UP acquired the remaining operations of America's Health Plan, Inc.

     America's Health Plan, Inc. develops and markets its proprietary health care provider network for access by payors of health care costs such as insurers, third-party administrators and unions. The name of America's Health Plan, Inc. was changed to UP&UP, Inc. immediately prior to the closing. In connection with the acquisition, the Company was granted the right to operate the health care provider network under the name AMERICA'S HEALTH PLAN. UP&UP, Inc. is hereafter referred to as "AHP". UP&UP, NHS and AHP are hereafter collectively referred to as "the Company".

2. LEGAL PROCEEDINGS

     Except as discussed below, the Company currently is not a party to any legal proceedings, nor is it aware of any legal proceedings threatened against it.

     On April 26, 1996, a civil complaint was filed against the Company in the United States District Court for the Northern District of Illinois by HealthCare COMPARE Corporation d/b/a The Affordable Medical Networks ("HealthCare COMPARE"). The litigation is currently in the discovery phase. HealthCare COMPARE seeks injunctive and other relief, including possible damages, based generally on allegations that representatives of the Company, in at least four instances, made various misrepresentations to prospective contracting providers, including to the effect that the Company's provider network was affiliated with HealthCare COMPARE's provider network or that HealthCare COMPARE had agreed to utilize the Company's provider network. The Company denies the allegations in the complaint and believes the complaint by HealthCare COMPARE is without merit. The Company intends to vigorously defend against the complaint. After consultation with counsel and review of available facts, management believes that damages, if any, arising from this litigation will not be material to the consolidated financial statements of the Company.

     On January 29, 1997, a civil complaint was initiated against America's Health Plan, Inc. in the United States District Court for the Northern District of Georgia by AmeriCare Health Alliance of Georgia, L.L.C. ("AmeriCare"), a health care provider organization. AmeriCare seeks damages for lost profits in the amount of $10 million, as well as punitive damages, for a breach of a contract that America's Health Plan, Inc. believes was never formed. Alternatively, AmeriCare is seeking fraud damages against America's Health Plan, Inc. for its failure to enter into a contract with the plaintiff. The Company believes the complaint by AmeriCare is without merit and intends to vigorously defend against the complaint. After consultation with counsel and review of available facts, management believes that damages, if any, arising from this litigation will not be material to the consolidated financial statements of the Company.

     The Company is also a party to other legal actions arising in the ordinary course of business. Management believes that damages arising from these actions, if any, will not be material to the consolidated financial statements of the Company.

3. BUSINESS COMBINATIONS

     Effective October 1, 1996, UP&UP acquired National Health Services, Inc. for a purchase price of approximately $7.2 million, consisting of $5.9 million in cash, warrants to purchase an aggregate of 318,000 shares of the Company's common stock valued at $1.1 million and the assumption of approximately $200,000 in liabilities in excess of the fair value of the assets acquired. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NHS for the three and nine months ended September 30, 1996 have not been included in the accompanying consolidated statements of operations of the Company for those periods. The acquisition resulted in goodwill of $7.2 million which is being amortized over 15 years. Accumulated amortization at September 30, 1997 amounted to $481,764. The unamortized portion of the goodwill at September 30, 1997, is included in intangible and other assets in the accompanying consolidated balance sheet.

     Effective September 1, 1997, UP&UP acquired AHP for a purchase price of approximately $15.5 million, consisting of $14.9 million in cash and the assumption of approximately $600,000 in liabilities in excess of the fair value of the assets acquired. The purchase price may be subject to adjustment through the year 2001, if AHP revenues exceed pre-determined targets. In connection with the acquisition, the Company has entered into a loan agreement with a bank for an aggregate amount of $15 million. The loan bears interest at the rate of LIBOR plus 112 basis points and is to be repaid in equal quarterly installments over a period of five years. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of AHP have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. The acquisition resulted in goodwill of approximately $15.5 million which is being amortized over 20 years. The unamortized portion of goodwill at September 30, 1997, is included in intangible and other assets in the accompanying consolidated balance sheet.

     The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 1997 and 1996 are presented as though AHP had been acquired at the beginning of 1996, after giving effect to purchase accounting adjustments relating to interest, the amortization of goodwill and income taxes.

                                                  1997           1996
                                              -----------     -----------
         Revenue                              $51,906,314     $35,696,349
                                              ===========     ===========
         Net income                           $11,764,194     $10,064,050
                                              ===========     ===========
         Net income per share                 $      1.01     $      1.04
                                              ===========     ===========
         Weighted average shares outstanding   11,683,582       9,650,940
                                              ===========     ===========

     The pro forma results of operations are not necessarily indicative of the results that would have occurred had the AHP acquisition been consummated as of January 1, 1996, nor are they necessarily indicative of future operating results.

4. RECLASSIFICATIONS

     Certain amounts in the financial statements for the quarters ended September 30, 1996 and March 31, 1997 have been reclassified to conform to the presentation of the financial statements for the quarter ended September 30, 1997.

5. EARNINGS PER SHARE

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

6. UNAUDITED INFORMATION

     The consolidated financial statements for the three and nine months ended September 30, 1997 and 1996 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year or in the future.

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

GENERAL

     United Payors & United Providers, Inc. ("UP&UP"), a Delaware corporation, serves as an intermediary between health care payors (e.g., insurance companies) and health care providers (e.g., hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors ("Payor Clients") and increased liquidity and improved efficiency in claims submissions for providers ("Contracting Providers"). UP&UP derives its revenue primarily from a portion of the price concessions offered by the providers under such contractual arrangements. Effective October 1, 1996, UP&UP acquired National Health Services, Inc. ("NHS"), a national health care utilization management services company. NHS offers medical utilization management services to insurance underwriters, self-insured businesses, provider organizations, and others. Such services include precertification of in-patient and out-patient medical care, and case management. The acquisition has been accounted for as a purchase and, accordingly, the consolidated results of operations of the Company for the three and nine months ended September 30, 1996 do not include the results of operations of NHS for those periods.

     Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc., an indirect wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"), whereby specified payor clients representing approximately 40% of America's Health Plan, Inc.'s revenues for the year ended December 31, 1995, were transferred to UP&UP. Under the terms of the agreement, the transferred payor clients have continued to access America's Health Plan, Inc.'s proprietary health care provider network. Principal Mutual owns approximately 38% of the Company's Common Stock. Effective September 1, 1997, UP&UP acquired the remaining operations of America's Health Plan, Inc.

     America's Health Plan, Inc. develops and markets its proprietary health care provider network for access by payors of health care costs such as insurers, third-party administrators and unions. The name of America's Health Plan, Inc. was changed to UP&UP, Inc. immediately prior to the closing. In connection with the acquisition, the Company was granted the right to operate the health care provider network under the name AMERICA'S HEALTH PLAN. UP&UP, Inc. is hereafter referred to as "AHP". UP&UP, NHS and AHP are hereafter collectively referred to as "the Company".

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

DIRECT CONTRACT EXPENSES

     Direct contract expenses include access fees paid by UP&UP and AHP for the utilization of other provider networks, marketing commissions, and other direct costs of services such as personnel related to repricing of claims, client services, and other costs incurred in connection with the generation of revenue and the development of the Company's provider network. NHS direct contract expenses include the costs of medical personnel (nurses and doctors) and other expenses related to administering its contracts.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

     Provider network revenue increased by $2.6 million, from $7.7 million in 1996 to $10.3 million in 1997. Of this increase, $1.6 million was attributable to the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the UP&UP provider network. The remainder of the increase was attributable to the acquisition of AHP. At September 30, 1997 the provider network consisted of approximately 5,600 Contracting Providers compared to approximately 1,900 Contracting Providers at September 30, 1996. Utilization management services revenue of $4.9 million in 1997 represents the revenue of NHS which was acquired effective October 1, 1996.

     Direct contract expenses increased by $4.4 million, from $3.0 million in 1996 to $7.4 million in 1997. Access fees to other provider networks as a percentage of provider network revenue were 18.6% ($1.4 million) in 1996 compared to 10.5% ($1.1 million) in 1997. This decrease was attributable to the growth in the number of providers contracting directly with UP&UP, Payor Clients accessing more direct contracts and the negotiation of lower rates in agreements with other provider networks. Other direct costs of services increased approximately $4.6 million, from $1.4 million in 1996 to $6.0 million in 1997. Of this increase, approximately $3.4 million represented expenses of NHS and AHP which were acquired effective October 1, 1996 and September 1, 1997, respectively. The remainder of the increase was attributable to an overall increase in expenses resulting primarily from a significant increase in the number of employees to accommodate growth in the provider network business, increased provider network development activities and the development of new businesses. Excluding NHS and AHP employees, the Company employed 108 employees at September 30, 1997, compared to 56 employees at September 30, 1996.

     General and administrative expenses increased approximately $848,000, from approximately $711,000 in 1996 to approximately $1.6 million in 1997. Of this increase, approximately $587,000 represented expenses of NHS and AHP. The remainder of the increase was attributable to an overall increase in expenses resulting from the addition of employees in the administrative and executive areas, expenses related to bonus and other benefit programs which became effective subsequent to the initial public offering and an increase in professional fees for accounting and legal services.

     Depreciation and amortization increased approximately $344,000 from approximately $87,000 in 1996 to approximately $431,000 in 1997. The increase was primarily attributable to the depreciation expense and amortization of goodwill of NHS and AHP.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

     Provider network revenue increased by $4.9 million, from $23.0 million in 1996 to $27.9 million in 1997. Of this increase, $3.9 million was attributable to the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's provider network. The remainder of the increase was attributable to the acquisition of AHP. At September 30, 1997 the provider network consisted of approximately 5,600 Contracting Providers compared to approximately 1,900 Contracting Providers at September 30, 1996. Utilization management services revenue of $14.7 million in 1997 represents the revenue of NHS which was acquired effective October 1, 1996.

     Direct contract expenses increased by $11.0 million, from $9.3 million in 1996 to $20.3 million in 1997. Access fees to other provider networks as a percentage of provider network revenue were 18.9% ($4.4 million) in 1996 compared to 12.4% ($3.4 million) in 1997. This decrease was attributable to the growth in the number of providers contracting directly with UP&UP, Payor Clients accessing more direct contracts and the negotiation of lower rates in agreements with other provider networks. Other direct costs of services increased approximately $12.0 million, from $4.0 million in 1996 to $16.0 million in 1997. Of this increase, approximately $9.5 million represented expenses of NHS and AHP which were acquired effective October 1, 1996 and September 1, 1997, respectively. The remainder of the increase was attributable to an overall increase in expenses resulting primarily from a significant increase in the number of employees to accommodate growth in the provider network business, increased provider network development activities and the development of new businesses. Excluding NHS and AHP employees, the Company employed 108 employees at September 30, 1997, compared to 56 employees at September 30, 1996.

     General and administrative expenses increased approximately $3.2 million, from approximately $1.4 million in 1996 to approximately $4.6 million in 1997. Of this increase, approximately $1.6 million represented expenses of NHS and AHP. The remainder of the increase was attributable to an overall increase in expenses resulting from the addition of employees in the administrative and executive areas, expenses related to bonus and other benefit programs which became effective subsequent to the initial public offering and an increase in professional fees for accounting and legal services.

     Depreciation and amortization increased approximately $859,000 from approximately $229,000 in 1996 to approximately $1.1 million in 1997. The increase was primarily attributable to the depreciation expense and amortization of goodwill of NHS and AHP.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1996, the Company financed its operations principally through equity contributions. In July 1996, the Company completed the sale to the public of 2,760,000 shares of the Company's common stock and received proceeds (net of underwriters' commissions and expenses) of approximately $26.9 million. At September 30, 1997 the Company had working capital of approximately $19.2 million. In March 1997, the Company entered into two lines of credit arrangements for loan commitments totaling $15 million. Of this amount, $10 million was used for the purchase of AHP. The Company has also entered into a $15 million term loan with the same bank, $10 million of which will be used to replenish the amount drawn under the line of credit. In addition, the Company has also received a standby commitment for an additional $10 million.

     The Company's primary capital resources commitment is to fund advances to contracting providers upon exercise of Prepayment Options granted to Contracting Providers. Depending on increases in claims volume and in the number of Contracting Providers and Payor Clients, the Company estimates that $2 million to $4 million could be required to fund Prepayment Options during the remainder of 1997. During June 1997, the Board of Directors of the Company approved a common stock repurchase program of up to $5 million. As of September 30, 1997, the Company had repurchased 173,550 shares of its outstanding common stock under the program, at an aggregate purchase price of $2,357,843.

     The Company believes that its existing liquidity sources, anticipated funds from operations, and credit arrangements will satisfy its cash requirements for the next 30 months. However, in the event that the advances for Prepayment Options exceeds the Company's currently anticipated estimates and/or other available sources of liquidity to fund such payments are not as great as anticipated, the Company could seek to borrow additional funds or obtain additional infusions of equity to fund the balance of such advances.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company, except as referenced in Note 2 to the Consolidated Financial Statements for the three and nine months ended September 30, 1997.

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

ITEM 5. OTHER INFORMATION (None)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

  Exhibit No.                          Description

     2.1      Agreement with America's Health Plan, Inc. (1)
     2.2      Plan and Agreement of Merger of IM&I, Inc. into PB Newco (1)
     2.3 Plan and Agreement of Merger of PB Newco, Inc. into United Payors & United Providers, Inc. (1)
     3.1 Certificate of Incorporation of United Payors & United Providers, Inc. (1)
     3.2      Bylaws of United Payors & United Providers, Inc. (1)
     4.1      Specimen Stock Certificate of United Payors & United Providers,
              Inc. (1)
     4.2      Shareholder Agreement (1)
     10.1 Employment Agreement between United Payors & United Providers, Inc. and Thomas L. Blair (1)
     10.2 Employment Agreements between United Payors & United Providers, Inc. and each of Spiro A. Karadimas, S. Joseph Bruno and Michael
              A. Smith (1)
     10.3     Form of Indemnification Agreement (1)
     10.4 Stock Purchase Agreement between Preferred Health Choice and United Payors & United Providers, Inc. dated October 22, 1996 (2)
     10.5 Warrants to Purchase 150,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 23, 1996 (3)
     10.6 Warrants to Purchase 168,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 27, 1996 (3)
     10.7 Stock Purchase Agreement between United Payors & United Providers, Inc. and Principal Holding Company, a wholly-owned subsidiary of Principal Mutual Life Insurance Company, dated September 29,
              1997 (4)
     11.1 Statement Regarding Computation of Earnings Per Common Share -- Three Months
     11.2 Statement Regarding Computation of Earnings Per Common Share -- Nine months
     27.1     Financial Data Schedule
--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-3814, initially filed on April 19, 1996.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q for the quarter ended September 30, 1996.
(3) Incorporated herein by reference into this document from the Exhibits A-1 and A-2 to the Stock Purchase Agreement filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated October 13, 1997.

2.   Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated October 13, 1997 reporting Items 2 and 7 in connection with the Company's acquisition of UP&UP, Inc. (formerly America's Health Plan, Inc.). The following financial statements and pro forma financial information were filed:

     UP&UP, Inc. (formerly America's Health Plan, Inc.) Balance Sheets as of December 31, 1996 and 1995.

     UP&UP, Inc. (formerly America's Health Plan, Inc.) Statements of Operations for the Years Ended December 31, 1996 and 1995.

     UP&UP, Inc. (formerly America's Health Plan, Inc.) Statements of Stockholder's Equity for the Years Ended December 31, 1996 and 1995.

     UP&UP, Inc. (formerly America's Health Plan, Inc.) Statements of Cash Flows for the Years Ended December 31, 1996 and 1995.

     Notes to Financial Statements.

     Report of Independent Auditors.

     UP&UP, Inc. (formerly America's Health Plan, Inc.) Unaudited June 30, 1997 Balance Sheet.

     UP&UP, Inc. (formerly America's Health Plan, Inc.) Unaudited Statements of Operations and Cash Flows for the Six Months Ended June 30, 1997 and 1996.

     Notes to the Unaudited June 30, 1997 Financial Statements.

     Unaudited Pro Forma Consolidated Balance Sheet as of June 30, 1997.

     Unaudited Pro Forma Consolidated Statements of Operations for the Six Months Ended June 30, 1997 and the Year Ended December 31, 1996.

     Notes to Unaudited Pro Forma Consolidated Financial Statements.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNITED PAYORS & UNITED PROVIDERS, INC.
                                                   (Registrant)


Date: November 13, 1997       By:    /s/   THOMAS L. BLAIR
                                     --------------------------------------
                                     Thomas L. Blair
                                     Chairman and Chief Executive Officer



Date: November 13, 1997       By:    /s/   EDWARD S. CIVERA
                                     --------------------------------------
                                     Edward S. Civera
                                     President and Chief Operating Officer



Date: November 13, 1997       By:    /s/   S. JOSEPH BRUNO
                                     --------------------------------------
                                     S. Joseph Bruno
                                     Vice President and Chief Financial Officer



Date: November 13, 1997       By:    /s/   EDUARDO V. FEITO
                                     --------------------------------------
                                     Eduardo V. Feito
                                     Controller and Chief Accounting Officer