Form 10-K405
period 1997-12-31
UNITED PAYORS & UNITED PROVIDERS INC
filed 1998-03-17
CIK 1012441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from --------- to ----------

                         Commission File Number 0-20905

                     UNITED PAYORS & UNITED PROVIDERS, INC.
             (Exact name of registrant as specified in its charter)

                                    Delaware
                        (State or other jurisdiction of
                         incorporation or organization)

                                   51-0374698
                    (I.R.S. Employer Identification Number)

         2275 Research Boulevard, 6th Floor, Rockville, Maryland 20850
               (Address of principal executive offices, Zip Code)

                                 (301) 548-1000
                (Registrant's phone number, including area code)

                                 Not Applicable
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to 12(b) of the Act:None
Securities registered pursuant to 12(g) of the Act:Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: ( X )

The number of shares of Common stock, par value $.01 per share, outstanding on February 27, 1998 was 11,573,636. As of February 27, 1998, assuming as fair value the last sale price of $27.00 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $89,869,000.

                      Documents incorporated by reference:

The Company's Proxy Statement for its annual meeting of stockholders to be held in June, 1998, a definitive copy of which will be filed within 120 days of December 31, 1997, is incorporated by reference in Part III of this Report on Form 10-K.

The Company's Registration Statement filed with the Commission on Form S-1, as amended, (Registration No. 333-3814) is incorporated by reference in Part IV of this Report on Form 10-K.

                     United Payors & United Providers, Inc.
                                and Subsidiaries

                           Fiscal Year 1997 Form 10-K

                                TABLE OF CONTENTS


                                                                           Page
PART I

  Item 1.     Business.........................................................1
  Item 2.     Properties.......................................................9
  Item 3.     Legal Proceedings................................................9
  Item 4.     Submission of Matters for a Vote of Security Holders.............9

PART II

  Item 5.     Market for Registrant's Common Equity and Related Stockholder
              Matters.........................................................10
  Item 6.     Selected Consolidated Financial Data............................10
  Item 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................11
  Item 8.     Financial Statements and Supplementary Data.....................17
  Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................17

PART III

  Item 10.    Directors and Executive Officers of the Registrant..............18
  Item 11.    Executive Compensation..........................................18
  Item 12.    Security Ownership of Certain Beneficial Owners and Management..18
  Item 13.    Certain Relationships and Related Transactions..................18

PART IV

  Item 14.    Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.............................................19

SIGNATURES

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     United Payors & United Providers, Inc. ("UP&UP" or the "Company"), a Delaware corporation, was originally incorporated in the State of Iowa on January 3, 1995. Effective December 31, 1995, the Company's stockholders and a subsidiary of a stockholder contributed to the Company certain complementary businesses (collectively the "Contributed Businesses") including certain Payor Clients (as defined below) transferred to UP&UP under an agreement with America's Health Plan, Inc. ("AHP"), then an indirect wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"). Under the terms of the agreement, specified Payor Clients representing approximately 45% of AHP's revenues for the year ended December 31, 1995 were transferred to UP&UP. Principal Mutual owns approximately 38% of the Company's common stock. Effective September 1, 1997, UP&UP acquired the remaining operations of AHP. The name of America's Health Plan, Inc. was changed to UP&UP, Inc. immediately prior to the closing. In connection with the acquisition, the Company was granted the right to operate under the name America's Health Plan. UP&UP, Inc. which is hereafter referred to as "AHP". The Company also has three other direct subsidiaries: (i) National Health Services, Inc., a Wisconsin corporation ("NHS"), which is a national health care utilization management services company acquired by UP&UP in October 1996; (ii) IM&I-NEWCO, Inc., a Delaware corporation ("NEWCO"), which administers the Continued Health Care Benefit Program ("CHCBP") for the United States Department of Defense; and (iii) America's Health Card Services, Inc., an Iowa corporation ("AHCS"), which is 90% owned by the Company and promotes a multifunction co-branded health insurance identification card and credit card for distribution by payors. UP&UP and its subsidiaries are hereafter collectively referred to as the "Company".

     UP&UP and AHP serve as intermediaries between health care payors, such as insurance companies, and health care providers, such as hospitals and physicians, by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors and increased liquidity and improved efficiency in claims submissions for providers. UP&UP and AHP derive revenues primarily from a portion of the price concessions offered by the providers under such contractual arrangements. The Company has integrated the UP&UP and AHP operational functions, including claims repricing, data base management, client services, and administrative services, and is currently in the process of integrating the provider networks.

     UP&UP and AHP enter into contracts with both providers of medical services ("Contracting Providers") and payors of medical claims ("Payor Clients"). The contracts with Contracting Providers establish price concessions on the charges for medical services rendered by the Contracting Providers to beneficiaries covered by medical plans of Payor Clients. The UP&UP and AHP Contracting Providers collectively constitute the "UP&UP Network". In partial consideration for the price concessions furnished by the Contracting Providers, the Company offers the Contracting Providers a Prepayment Option. As of February 27, 1998, the UP&UP Network of contracting providers consisted of approximately 12,000 medical facilities and 150,000 physicians. See "Business -- UP&UP Network and Payor Clients -- Provider Network and Prepayment Option."

     The contracts with Payor Clients, such as insurance companies, third party administrators ("TPAs"), self-insured employers and unions, and government health plans, provide for specified reductions in the amounts ordinarily payable by the Payor Clients for medical claims submitted by Contracting Providers. The Company believes that, consistent with representations generally made by Payor Clients to their respective state insurance commissioners, plan beneficiaries receive the same proportionate reduction on the co-insurance portion of the medical claims payable by such beneficiaries under the terms of those plans.

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

     NHS serves a variety of clients, including state governments, Taft-Hartley plans, self-insured plans, indemnity insurance carriers, and TPAs, representing more than two million lives. NHS manages its clients' medical expenses through determinations of medical necessity and appropriateness, negotiations with providers regarding charges for services, and the coordination of cost effective health care alternatives. In 1997, NHS was ranked as the 3rd largest utilization management organization in the country by "Business Insurance" magazine based on review volume.

INDUSTRY OVERVIEW

     The health care industry in the United States constitutes a substantial portion of the Gross National Product, with in excess of $1 trillion estimated to be spent annually for health care according to the Health Care Financing Administration. Of this total, over $300 billion annually of services is estimated to be provided by hospitals and approximately $200 billion to be provided by physicians. Traditionally, health care services have been provided on a fee-for-service basis through a generally fragmented system of health care providers, which includes approximately 6,400 hospitals as of December 31, 1996, as well as physicians, other health care providers and pharmacies.

     Payment for all or a portion of health care fees traditionally has been assumed, in many instances, for recipients of the health care services by indemnity insurance companies and large public or private sector employers or unions, which offer, at their own risk, certain insurance coverage to their beneficiaries, employees or members. It is estimated by Foster Higgins National Survey of Employer-sponsored Health Plans ("Foster Higgins") that in 1997, approximately 15% of the insured population in the United States was covered by such traditional, indemnity-type health insurance plans. The Company's Payor Clients primarily are these traditional, indemnity-type insurance companies, self-insured companies and unions, government health plans and their agents.

     As a result of escalating health care costs, various concepts of managed care have evolved and are continuing to evolve. Managed care attempts to influence and reduce the cost of health care by managing the two variables that comprise the cost of health benefits. These variables are the frequency of service (e.g., the number of laboratory tests that might be performed) and the cost per service (e.g., the cost per laboratory test). Health maintenance organizations ("HMOs") have emerged as integral components of the health care system and there have been substantial increases in the population covered for health insurance purposes by HMO-type organizations. It is estimated by Foster Higgins that in 1997, approximately 30% of the insured population received medical benefits through HMOs. The ability of HMOs to direct their beneficiaries to specific providers by their inherent constraints on the freedom of selection of providers enables the HMOs to utilize their purchasing power with such providers to obtain price concessions.

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

STRATEGY

     The Company's strategy is: (i) to increase overall claims volume by expanding the UP&UP Network of Contracting Providers and the number of Payor Clients; (ii) to develop new services which assist national and other large Payor Clients to compete more effectively in the marketplace, e.g., the management of medical networks; and (iii) to build upon its existing capabilities to promote efficiencies in the relationships between national and other large payors and local and regional providers, including possibly the establishment of a national clearinghouse for claims transmissions and electronic funds transfers ("EFTs"). In pursuing this strategy, the Company intends to pursue potential acquisition candidates, including businesses such as TPAs and regional PPOs.

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

Increase Claims Volume

     To expand the UP&UP Network, the Company markets a Prepayment Option and enhanced ancillary services to new providers. The Company believes that the Prepayment Option has been and will continue to be attractive to providers. The Prepayment Option is intended to enable Contracting Providers to increase their liquidity by receiving an up-front payment which may reduce their carrying costs pending receipt of actual payment from payors for services already rendered. The Prepayment Option and the ancillary information systems services, such as claims data transmission and cost repricing, are also expected to further solidify the business and financial relationship between the Company and its Contracting Providers.

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

     In May 1996, the Company and EDIComm, Inc. ("EDIComm") entered into an agreement (the "EDIComm Agreement") whereby EDIComm agreed to assign to the Company its existing contracts (the "Assigned Contracts") with 19 hospital or other medical care facilities. Under the Assigned Contracts, EDIComm acted as an agent for such hospitals or other facilities to electronically transmit or distribute the claims of such providers to appropriate payors. The EDIComm Agreement provides that EDIComm will continue to administer the Assigned Contracts and provide the technical assistance necessary to support the Assigned Contracts until both parties mutually agree to discontinue such arrangements. The EDIComm Agreement has enabled the Company to gain experience in the business of acting as an agent for the provider in transmitting claims directly to payors. In August 1997, the Company entered into an agreement with EDIComm, whereby the Company will market, sell and distribute certain EDIComm software products for a percentage of the software product revenue. In addition the Company has an option to acquire a five percent (5%) equity interest in EDIComm through March 31, 1998.

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

New Products and Services

     The Company has developed a multifunction co-branded card that serves as both a health insurance card and a VISA credit card. The Company as of December 31, 1997 entered into an agreement with a credit card issuing bank which has issued approximately 6,000 credit cards as of December 31, 1997. This multifunction co-branded card generated approximately $27,000 of ancillary revenue and, more importantly, should promote communication and facilitate payments among the Contracting Providers, Payor Clients and the beneficiaries of those Payor Clients. The Company believes that the availability of the multifunction co-branded card will enhance the Company's ability to attract and retain Contracting Providers.

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

     The Company has developed administrative and systems solutions to assist health care payors in managing their local and regional PPO relationships. These network management services include evaluations of the payors' existing PPO arrangements, claims repricing, provider data base management, provider directory development and provider locator services.

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

     NHS has also developed a disease management program that models particular diseases and the typical drivers of cost in the treatment of such diseases. The disease management program involves a clinical approach to patient care that coordinates all aspects of health care delivery. The program provides integrated clinical management of a disease state which should result in improved quality of life, improved clinical outcomes, and overall reduction in total health care costs. In collaboration with the physician provider, the NHS disease manager develops a clinical care plan that would seek to improve quality of life and clinical outcomes, while achieving an overall reduction in total health care costs.

UP&UP NETWORK AND PAYOR CLIENTS

Provider Network and Prepayment Option

     The UP&UP Network is a nationwide network of medical care providers which, as of February 27, 1998, consisted of approximately 12,000 medical facilities and 150,000 physicians located in 50 states and the District of Columbia. The UP&UP Network was organized to meet the medical service, financial and geographic needs of Payor Clients and their beneficiaries and to provide health benefit services in a cost-effective manner to beneficiaries of such Payor Clients. The Company intends to expand the number of Contracting Providers. In its marketing to health care providers, the Company focuses on recruiting for the UP&UP Network those providers who could best serve Payor Clients and their beneficiaries.

     The Company contracts directly with individual hospitals and groups of hospitals, physicians and physician groups and other health care providers for such providers to participate in the UP&UP Network and to grant price concessions to the Payor Clients. Price concessions are individually negotiated with each Contracting Provider and generally consist of either discounts from billed charges or per diem rates. The Company's standard contract with a Contracting Provider includes a one-year term renewable automatically for successive one-year terms, unless the Contracting Provider gives written notice of termination, typically at least 90 days prior to the renewal date.

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

     The Company believes its operations are distinguishable from the objectionable operational characteristics some have attributed to purported Silent PPOs. First, the Company's practices permit its Payor Clients to take discounts from Contracting Providers only if both the Payor Client and Contracting Provider have a signed contract with the Company (or with another entity with which the Company has contracted for access to such entity's provider network) at the time a medical service was rendered and Contracting Providers are apprised of their contractual relationships with the Company's Payor Clients through the receipt of a Payor Client Directory that lists each Payor Client (or in some cases an affiliate of the Payor Client). Such Payor Client Directory is regularly updated. Second, the Company believes that, consistent with representations made by its Payor Clients to their respective state insurance commissioners, plan beneficiaries receive the same proportionate reduction on any co-insurance portion of the medical claims payable by such beneficiaries under the terms of those plans. This serves as a financial incentive to the beneficiary to use the Company's Contracting Providers. Third, the Company also offers Contracting Providers the Prepayment Option.

Payor Clients

     In order to maximize its marketing efforts, the Company has focused on establishing relationships with Payor Clients who have a nationwide presence and who, therefore, insure in the aggregate large numbers of beneficiaries. The Company intends to continue to market to national payors because of the significant claims volume which any single national payor represents. In addition, as the Company expands its Payor Client base, it may enter into contracts with regional and local payors. During 1997, two Payor Clients, Pioneer Financial Services, Inc. and the State of Kentucky, accounted for 20% and 13% , respectively, of the Company's total revenue. The loss of any of these Payor Clients could have a material adverse effect on the Company.

     The duration of the Company's contracts with its Payor Clients typically is one year with automatic renewals on the anniversary date. However, such contracts may be terminated by either party at any time, generally, upon 90 days notice. The contracts do not preclude the Payor Clients from contracting with other networks or developing or offering other products or services which do not use the Company's services and/or Contracting Providers.

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

Provider Database

     A wide range of reimbursement rates exists among providers for the same procedures and services. These variations are not based solely on geographic location and there can be a wide variety of reimbursement rates within one geographic area. The Company has developed a provider database that tracks various reimbursement rates and other key indicators among medical facilities. These indicators include charges per day, occupancy rates and the volume of medical claims being generated by each Contracting Provider for each of the Payor Clients. This database is available to all Payor Clients to assist them in evaluating which providers may be cost effective.

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

     The Company potentially competes with any entity that contracts with payors to offer them a means to contain or reduce the cost of their medical claims expenses. These groups of potential competitors could include HMOs, preferred provider organizations, PHOs and other managed care providers, including networks, organizations and companies owned directly or indirectly by Principal Mutual.

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

Health Care Reform

     The agencies and legislative bodies of states and the federal government recently have focused significant attention on reforming the health care system in the United States. Within the past three years, a broad range of health care reform measures have been introduced in Congress and in certain state legislatures. Additional health care reform measures have been brought before the public in state voter initiatives. These initiatives range from those that would tend to encourage managed care, such as allowing physician and hospital groups to accept risk, to those that would impede managed care, such as mandating that any willing provider could participate in any health plan. Among the proposals that have been considered are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan at the state or federal level that would cover all citizens. Legislative interest recently has focused on the effect of managed care reimbursement mechanisms on health care service utilization and quality of service. It is not clear at this time what proposals, if any, will be adopted or, if adopted what effect, if any, such proposals would have on the Company. Certain proposals, such as containment of health care costs that could include a freeze on prices charged by physicians, hospitals or other health care providers, could adversely affect the Company. There can be no assurance that currently proposed or future health care legislation or policies or other changes in the administration or interpretation of governmental health care programs, laws, regulations or policies will not have a material adverse effect on the Company's business, financial condition or results of operations.

State Licensure

     The Company's subsidiary, National Health Services, Inc., maintains utilization management certification in all states in which it is required and monitors state legislation on a regular basis to ensure ongoing compliance.

     The Company believes that its other current business activities are not subject to state licensure, other than such general business licensure as may be required of all domestic or foreign business corporations in a jurisdiction. However, it is possible that regulatory authorities in some states might conclude that some of the Company's activities subject it to licensure as a PPO or similar entity. In some states, such licensure may be conditioned on the licensed entity engaging in practices, such as quality assurance or utilization review, that are beyond the scope of the Company's current or anticipated operations. Although the Company believes that, in general, it would be able to modify its operations to obtain any licenses that were deemed to be required, there can be no assurance that the Company would be able to modify its operations, or otherwise to obtain or to maintain any such licenses.

ERISA Regulation

     It is possible that in the usual course of its business the Company could be deemed to provide services to employee benefit plans regulated under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), including self-insured health benefit plans. Recently, the U.S. Department of Labor ("DOL"), the federal agency that administers ERISA, has been auditing certain insurance companies in connection with their practices involving medical provider discounts and the transfer of those discounts to self-insured ERISA plans. In connection with these audits, DOL has indicated that the negotiation and administration of provider discount arrangements by these insurance companies for the benefit of ERISA plans could constitute the activities of an ERISA fiduciary. The Company is not engaged in the business of insurance under state law nor does it provide administrative services to ERISA-regulated benefit plans. Although the Company believes that its practices relating to provider discount arrangements are beyond the scope of ERISA regulation, there can be no assurance that DOL or some other person would not assert that the Company acts as an ERISA fiduciary with respect to its limited activities for self-insured ERISA plans. In the unlikely event that the Company were deemed to be an ERISA fiduciary, the Company believes that it would be viewed as being in compliance with applicable ERISA rules.

Anti-Remuneration Laws

     Medicare and Medicaid law provides civil and criminal penalties for paying or receiving any remuneration to induce the referral of Medicare or Medicaid patients, or to induce the purchase or the arranging for or recommending of the purchase of items or services for which payment may be made under Medicare, Medicaid or other federally-funded state health care programs. Various exceptions and "safe harbors," including those applicable to certain properly reported discounts, may be available in appropriate circumstances. Several states also have similar laws which are not limited to services for which Medicare or Medicaid payment may be made. State laws vary and have been infrequently interpreted by courts or regulatory agencies. It is possible that enforcement officials could seek to review the fees paid to or by the Company to determine whether such fees should be deemed to be unlawful remuneration given indirectly by providers in exchange for arranging for the referral of patients from their Payor Clients. While there can be no assurance that the Company's position would be upheld if challenged, the Company believes that their fee arrangements represent reasonable compensation for legitimate services actually provided to or by the Company and should not be deemed to be unlawful remuneration under these anti-remuneration laws.

EMPLOYEES

     As of February 27, 1998, the Company employed 367 people on a full-time basis. The Company believes that its relations with its employees are good.


ITEM 2.  PROPERTIES

     The Company's principal executive office is located in Rockville, Maryland in approximately 22,500 square feet of leased space. The Company also leases approximately 29,300 square feet of office space in Louisville, Kentucky and approximately 19,217 square feet of office space in Bethesda, Maryland. The Rockville, Maryland and the Louisville, Kentucky leases expire in 2001. The Bethesda, Maryland lease expires in 2007. The Company believes that its current facilities are adequate for its existing needs and that suitable additional space will be available as required.


ITEM 3.  LEGAL PROCEEDINGS

     On April 26, 1996, a civil complaint was filed against the Company in the United States District Court for the Northern District of Illinois by First Health Group Corp. formerly HealthCare COMPARE Corporation d/b/a The Affordable Medical Networks ("HealthCare COMPARE"). HealthCare COMPARE seeks injunctive and other relief, including possible damages, based generally on allegations that representatives of the Company, in at least four instances, made various misrepresentations to prospective Contracting Providers, including to the effect that the Company's provider network was affiliated with HealthCare COMPARE's provider network or that HealthCare COMPARE had agreed to utilize the Company's provider network. The Company denies the allegations in the complaint and believes the complaint by HealthCare COMPARE is without merit. After consultation with counsel and review of available facts, management believes that damages, if any, arising from litigation will not be material to the consolidated financial statements of the Company. The Company intends to vigorously defend against the complaint.

     On March 2, 1998, the United States District Court for the Northern District of Georgia entered a summary judgment on behalf of AHP in reference to the civil litigation initiated on January 29, 1997 by AmeriCare Health Alliance of Georgia, L.L.C. ("AmeriCare"), a health care provider organization. AmeriCare had sought damages for lost profits in the amount of $10 million, as well as punitive damages, for a breach of a contract that America's Health Plan, Inc. believes was never executed. Alternatively, AmeriCare had sought fraud damages against America's Health Plan, Inc. for its failure to enter into a contract with the plaintiff. The plaintiff may appeal the summary judgment. After consultation with counsel and review of available facts, management believes that damages, if any, arising from this litigation will not be material to the consolidated financial statements of the Company.

     The Company is also a party to other legal actions arising in the ordinary course of business. Management believes that damages arising from these actions, if any, will not be material to the consolidated financial statements of the Company.


ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the quarter ended December 31, 1997.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     The Company's common stock has traded on the Nasdaq National Market under the symbol UPUP since the effective date of the Company's registration statement which registered shares of the Company's common stock in its initial pubic offering on June 28, 1996. The high and low sales prices for each quarter from July 1, 1996 to December 31, 1997 by Nasdaq are set forth below.

        Quarter Ended                                 High       Low
        -------------                                ------     ------
      September 30, 1996..........................   14 3/4     11
      December 31, 1996...........................   15         11 3/4
      March 31, 1997..............................   14 1/4     10 3/8
      June 30, 1997...............................   14 1/4     11 3/4
      September 30, 1997..........................   18 1/2     12 1/2
      December 31, 1997...........................   21 3/8     17

     The high and low sales price for the Company's stock as reported by Nasdaq on February 27, 1998 were $23.375 and $27.00, respectively.

     As of February 27, 1998, there were approximately 1,050 holders of record of the Company's common stock. The Company did not pay any cash dividends in 1996 or 1997 and has no plans to do so in the foreseeable future.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA
         (In thousands, except per share data)

     The following selected consolidated financial data for 1997, 1996 and 1995 have been derived from the audited financial statements of the Company. The unaudited pro forma consolidated financial data for the year ended December 31, 1995 have been derived from the financial statements of the Contributed Businesses and the Company. The pro forma consolidated financial data have not been audited but, in the opinion of management, include all adjustments necessary to present fairly the information set forth therein. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including notes thereto. The pro forma consolidated financial data are provided for comparative purposes only and may not be indicative of the results that would have been achieved if the transactions reflected therein had occurred at the beginning of the period for which the pro forma data is presented or of future results.

                                                                      Pro Forma
                                        1997       1996       1995       1995
                                      -------    -------    -------    -------
Statement of Operations Data
Revenue
  Provider network ................   $41,195    $31,259    $   877    $26,581
  Utilization management services .    19,833      4,190         --         --
                                      -------    -------    -------    -------
    Total revenue .................    61,028     35,449        877     26,581
Operating expenses
  Direct contract expenses ........    29,173     15,295      2,238     14,192
  General and administrative ......     6,221      2,783        334      1,768
  Depreciation and amortization ...     1,695        538        114        172
                                      -------    -------    -------    -------
    Total operating expenses ......    37,089     18,616      2,686     16,132
Operating income (loss) ...........    23,939     16,833     (1,809)    10,449
Other income ......................     1,426        971        699        764
                                      -------    -------    -------    -------
  Income (loss) before income taxes    25,365     17,804     (1,110)    11,213
Income tax (expense) benefit ......   (10,388)    (7,158)       399     (4,378)
                                      -------    -------    -------    -------
Net income (loss) .................   $14,977    $10,646    $  (711)   $ 6,835
                                      =======    =======    =======    =======

                                                                             Pro Forma
                                              1997       1996       1995       1995
                                             -------    -------    -------    -------
Distributions to stockholders(1) ........     $  --      $  --      $  --      $8,379

Net income (loss) per share - basic(2) ..     $1.30      $1.05     $(0.08)     $ 0.78
Weighted average common shares - basic ..    11,493     10,126      8,800       8,800

Net income (loss) per share - diluted(2).     $1.28      $1.05     $(0.08)     $ 0.78
Weighted average common shares - diluted.    11,658     10,128      8,800       8,800

                                    1997      1996       1995
                                   -------   -------   -------
Balance Sheet Data
Working capital ................   $24,513   $28,113   $ 3,384
Total assets ...................    82,515    53,248    12,763
Note payable to stockholder.....        --        --     3,700
Long-term debt .................    12,110       324        50
Total stockholders' equity......    58,297    45,176     5,296

---------------
(1) Represents distributions to the owner of the Transfer Client Group and the stockholder of IM&I prior to the respective transfers to the Company.
(2) The pro forma information assumes the automatic mandatory conversion of the Principal Preferred Stock into common stock pursuant to its terms immediately prior to the sale of the Company's Common Stock in its initial public offering.


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

GENERAL

     UP&UP, a Delaware corporation, was originally incorporated in the State of Iowa on January 3, 1995. Effective December 31, 1995, the Company's stockholders and a subsidiary of a stockholder contributed to the Company certain complementary businesses (collectively the "Contributed Businesses") including certain payor clients transferred to UP&UP under an agreement with America's Health Plan, Inc. ("AHP"), an indirect wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"). Under the terms of the agreement, specified payor clients representing approximately 45% of AHP's revenues for the year ended December 31, 1995 were transferred to UP&UP and continued to access AHP's proprietary health care provider network. Principal Mutual owns approximately 38% of the Company's Common Stock.

     Because the contributions were non-monetary in nature and made by existing stockholders of UP&UP, the assets and liabilities contributed have been recorded at the transferor's historical cost as of December 31, 1995. Since the contributions were effective December 31, 1995, the historical Selected Consolidated Financial Data for the year ended December 31, 1995 do not include the results of operations of the Contributed Businesses. The results of operations of the Contributed Businesses are included in the Pro Forma Selected Consolidated Financial Data for the year ended December 31, 1996.

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

     Effective October 1, 1996, the Company acquired National Health Services, Inc. ("NHS"), a national health care utilization management services company. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NHS have been included in the Selected Consolidated Financial Data since the effective date of the acquisition.

     Effective September 1, 1997, UP&UP acquired the remaining operations of AHP. The name of America's Health Plan, Inc. was changed to UP&UP, Inc., immediately prior to the closing. In connection with the acquisition, the Company was granted the right to operate the health care provider network under the name AMERICA'S HEALTH PLAN. UP&UP, Inc. is hereafter referred to as "AHP". The acquisition has been accounted for as a purchase and, accordingly, the results of operations of AHP have been included in the Selected Consolidated Financial Data since the effective date of the acquisition. UP&UP, NHS and AHP are hereafter collectively referred to as the "Company".

     UP&UP and AHP serve as intermediaries between health care payors (e.g. insurance companies) and health care providers (e.g. hospitals and physicians) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors ("Payor Clients") and increased liquidity and improved efficiency in claims submissions for providers ("Contracting Providers"). UP&UP and AHP derive revenue primarily from a portion of the price concessions offered by the providers under such contractual arrangements. NHS offers medical utilization management services to insurance underwriters, self-insured businesses, provider organizations, and others. Such services include precertification of in-patient and out-patient medical care, and case management.

REVENUE

     A majority of the Company's provider network revenues are based on a percentage of the price concessions from the Contracting Providers on claims to its Payor Clients.

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

     Marketing commissions are payable to consultants and marketing organizations who became entitled to such commissions for their role in obtaining contracts with certain Payor Clients.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include salaries and related costs for personnel involved in the administration of the Company and other costs such as professional services and general overhead expenses.

HISTORICAL RESULTS OF OPERATIONS

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Total revenue increased $25.6 million from $35.4 million in 1996 to $61 million in 1997. Provider network revenue increased by $9.9 million, from $31.3 million in 1996 to $41.2 million in 1997. Of this increase, $5.8 million was attributable to the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's provider network. The remainder of the increase was attributable to the acquisition of AHP. At December 31, 1997 the provider network (including AHP) consisted of approximately 11,000 medical facilities and approximately 150,000 physicians compared to approximately 2,600 medical facilities at December 31, 1996. Utilization management services revenue increased $15.6 million primarily as a result of the inclusion of the operations of NHS for a full year in 1997 as compared to three months in 1996.

     Direct contract expenses increased by $13.9 million, from $15.3 million in 1996 to $29.2 million in 1997. Access fees to other provider networks as a percentage of provider network revenue were 18.0% ($5.6 million) in 1996 compared to 11.8% ($4.9 million) in 1997. This decrease was attributable to the growth in the number of providers contracting directly with UP&UP, Payor Clients accessing more direct contracts and the negotiation of lower rates in agreements with other provider networks. Other direct costs of services increased approximately $14.6 million, from $8.6 million in 1996 to $23.2 million in 1997. Of this increase, approximately $11.2 million represented expenses of NHS and AHP which were acquired effective October 1, 1996 and September 1, 1997, respectively. The remainder of the increase was attributable to an overall increase in expenses resulting primarily from a significant increase in the number of employees to accommodate growth in the provider network business, increased provider network development activities and the development of new businesses.

     General and administrative expenses increased approximately $3.4 million, from approximately $2.8 million in 1996 to approximately $6.2 million in 1997. Of this increase, approximately $1.6 million represented expenses of NHS and AHP. The remainder of the increase was attributable to an overall increase in expenses resulting from the addition of employees in the administrative and executive areas, expenses related to bonus and other benefit programs which became effective subsequent to the initial public offering and an increase in professional fees for accounting and legal services.

     Depreciation and amortization increased approximately $1.2 million from approximately $0.5 million in 1996 to approximately $1.7 million in 1997. The increase was primarily attributable to the depreciation expense and amortization of goodwill of NHS and AHP, as well as depreciation on increased capital expenditures to accommodate growth.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     The Company was incorporated and commenced operations on January 3, 1995. During 1995, the Company focused its efforts on the development of its contracting provider network and marketing to prospective clients. At December 31, 1995, the UP&UP Network consisted of approximately 700 medical facilities and the Company had contracts with eight Payor Clients. The Company entered into contracts with such providers and payors primarily during the last six months of 1995. As a result, the Company had an operating loss of $1.8 million for the year. The operating loss was primarily offset by net realized gains of $452,000 on the sale of marketable securities, $191,000 of interest income and $436,000 from the tax benefit from the recognition of the year's net operating loss carry forward. Net loss for the year was $711,000.

     The results of operations for the year ended December 31, 1996 include the results of operations of the Contributed Businesses for the year and the results of operations of NHS since October 1, 1996. As of December 31, 1996, the Company had approximately 2,600 Contracting Providers.

     Direct contract expenses of $15.3 million consisted of $5.4 million in access fees to other provider networks, $1.3 million in marketing commissions and $8.6 million in other direct costs of services. Access fees to other provider networks and marketing commissions represented 17.3% and 4.2% of provider network revenue, respectively. Other direct costs represented 24.1% of total revenues.

     General and administrative expenses of $2.8 million represented 7.9% of total revenue. Net income was $10.6 million or 30.0% of total revenue.

PRO FORMA RESULTS OF OPERATIONS

     The following table sets forth certain unaudited pro forma consolidated financial data of the Company and the Contributed Businesses and such data expressed as a percentage of total consolidated revenue for the Company and the Contributed Businesses for the year ended December 31, 1995, as if the contributions had been consummated as of January 1, 1995. The pro forma financial data have not been audited but, in the opinion of management, include adjustments necessary to present fairly the information set forth therein. The pro forma financial data may not be indicative of the results that would have been achieved if the transactions reflected therein had occurred at the beginning of the period for which the pro forma data is presented or of future results.

                                                   Consolidated Financial Data
                                            ----------------------------------------
                                               Historical              Pro Forma
                                            -----------------      -----------------
                                                  1996                    1995
                                            -----------------      -----------------
                                                          (in thousands)
Revenue
  Provider network......................    $31,259     88.2%      $26,581    100.0%
  Utilization management services.......      4,190     11.8            --       --
                                            -------    -----       -------    -----
    Total revenue.......................    $35,449    100.0%      $26,581    100.0%
                                            =======    =====       =======    =====
Operating expenses
  Direct contract expenses..............    $15,295     43.1%      $14,192     53.4%
  General and administrative............      2,783      7.9         1,768      6.7
  Depreciation and amortization.........        538      1.5           172      0.6
                                            -------    -----       -------    -----
    Total operating expenses............    $18,616     52.5%      $16,132     60.7%
                                            =======    =====       =======    =====


Historical Year Ended December 31, 1996 Compared to Pro Forma Year Ended December 31, 1995

     Provider network revenue increased by $4.7 million, from $26.6 million in 1995 to $31.3 million in 1996. This increase was attributable to the addition of new Payor Clients, the growth in the claims volume from existing Payor Clients and the expansion of the Company's provider network. At December 31, 1996 the provider network consisted of approximately 2,600 medical facilities compared to 700 medical facilities at December 31, 1995. Utilization management services revenue of $4.2 million in 1996 represents the revenue of NHS since October 1, 1996, the effective date of the acquisition.

     Access fees to other provider networks as a percentage of provider network revenue were 17.3% ($5.4 million) in 1996 compared to 24.1% ($6.4 million) in 1995. This decrease was attributable to the growth in the number of providers contracting directly with the Company, Payor Clients accessing more direct contracts and the negotiation of lower rates in agreements with other provider networks.

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

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1996, the Company financed its operations principally through equity contributions. In July 1996, the Company completed the sale to the public of 2,760,000 shares of the Company's common stock and received proceeds (net of underwriters' commissions and expenses) of approximately $26.9 million. At December 31, 1997 the Company had working capital of approximately $24.5 million. Net cash provided by operating activities increased from $5.8 million in 1996 to $13.3 million in 1997. In March 1997, the Company entered into two lines of credit arrangements for loan commitments totaling $15 million. Of this amount, $10 million was used for the purchase of AHP. The Company has also entered into a $15 million term loan with the same bank, $10 million of which was used to replenish the amount drawn under the line of credit. In addition, the Company has also received a standby commitment for an additional $10 million.

     The Company's primary capital resources commitment is to fund advances to Contracting Providers upon exercise of Prepayment Options granted to Contracting Providers. Depending on increases in claims volume and in the number of Contracting Providers and Payor Clients, the Company estimates that $10 million to $15 million could be required to fund Prepayment Options during 1998. During June 1997, the Board of Directors of the Company approved a common stock repurchase program of up to $5 million. As of December 31, 1997, the Company had repurchased 226,250 shares of its outstanding common stock under the program, at an aggregate purchase price of $3,299,450.

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

     Certain interest groups within the health care industry have expressed concern with certain activities of entities that have been referred to as "Silent PPOs". The Company understands that some provider-sponsored professional or trade associations may be considering a legal challenge against one or more such organizations, and that regulatory agencies in certain states may be investigating the activities of such organizations. Although it is unclear what legal theories would support such a challenge or warrant such an investigation, there can be no assurance that the Company would not be a target of such challenge or investigation.

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

YEAR 2000 TECHNOLOGY

     The Company, like other organizations, is in the process of assessing and modifying its computer applications to ensure their functionality with respect to the "year 2000" millennium change. At present, the Company does not anticipate that material incremental costs will be incurred in any single future year. The Company is also dependent on its Contracting Providers and Payor Clients to successfully address their respective "year 2000" technology issues in connection with their claims processing functions.

NEW PRONOUNCEMENTS

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", in June 1997 which are both effective for the year ending December 31, 1998. SFAS No. 130 establishes standards for reporting comprehensive income in a full set of general purpose financial statements either in the income statement or in a separate statement. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. The Company is in the process of evaluating the impact of the disclosures required by these standards and on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Audited Consolidated Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-19, attached hereto. Information with respect to selected quarterly financial data has been omitted because it is not applicable.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required under this item is contained in the section entitled "Executive Officers and Directors" in the Company's 1998 Proxy Statement and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

     Information required under this item is contained in the sections entitled "Directors Compensation" and "Executive Compensation" in the Company's 1998 Proxy Statement and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required under this item is contained in the section entitled "Stock Ownership" in the Company's 1998 Proxy Statement and is incorporated herein by reference.


ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under this item is contained in the section entitled "Certain Transactions" on the Company's 1998 Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report

      (1)  Financial Statements
           Report of Independent Accountants
           Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the Years Ended December
               31, 1997 and 1996 and the Period From January 3, 1995 (Date of Incorporation) to December 31, 1995
           Consolidated Statements of Stockholders' Equity for the Years
              Ended December 31, 1997 and 1996 and the Period from January 3, 1995 (Date of Incorporation) to December 31, 1995
           Consolidated Statements of Cash Flows for the Years Ended December
              31, 1997 and 1996 and the Period From January 3, 1995 (Date of Incorporation) to December 31, 1995
           Notes to Consolidated Financial Statements

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

  (c) Exhibits

     The following exhibits are filed as part of this report unless noted otherwise:

  Exhibit No.                                      Description

     2.1      Agreement with America's Health Plan, Inc. (1)
     2.2      Plan and Agreement of Merger of IM&I, Inc. into PB Newco (1)
     2.3      Plan and Agreement of Merger of PB Newco, Inc. into United Payors
                 & United Providers, Inc. (1)
     3.1      Certificate of Incorporation of United Payors & United Providers,
                 Inc. (1)
     3.2      Bylaws of United Payors & United Providers, Inc. (1)
     4.1      Specimen Stock Certificate of United Payors & United Providers,
                 Inc. (1)
     4.2      Shareholder Agreement (1)
     10.1     Employment Agreement between United Payors & United Providers,
                 Inc. and Thomas L. Blair (1)
     10.2     Employment Agreements between United Payors & United Providers,
                 Inc. and each of Spiro A. Karadimas, S. Joseph Bruno and Michael A. Smith (1)
     10.3     Form of Indemnification Agreement (1)
     10.4     Stock Purchase Agreement between Preferred Health Choice and
                 United Payors & United Providers, Inc. dated October 22,
                 1996 (2)
     10.5     Warrants to Purchase 150,000 Shares of Common Stock of United
                 Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 23, 1996 (3)
     10.6     Warrants to Purchase 168,000 Shares of Common Stock of United
                 Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 27, 1996 (3)
     10.7     Stock Purchase Agreement between United Payors & United Providers,
                 Inc. and Principal Holding Company, a wholly-owned subsidiary of Principal Mutual Life Insurance Company, dated September 29, 1997 (4)
     10.8     Employment Agreement By and Between United Payors & United
                 Providers, Inc., Thomas L. Blair, Chairman of the Board and Chief Executive Officer of United Payors & United Providers, Inc., and Edward S. Civera (filed herewith)
     11.1     Statement Regarding Computation of Earnings Per Common Share
                 (filed herewith)
     21.1     Subsidiaries of United Payors & United Providers, Inc.
                 (filed herewith)
     27.1     Financial Data Schedule (filed herewith)
--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-3814, initially filed on April 19, 1996.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q for the quarter ended September 30, 1996.
(3) Incorporated herein by reference into this document from the Exhibits A-1 and A-2 to the Stock Purchase Agreement filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated October 13, 1997.




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     UNITED PAYORS & UNITED PROVIDERS, INC.


Date: March 9, 1997                     By:    /s/   THOMAS L. BLAIR
                                           -----------------------------------
                                           Thomas L. Blair
                                           Chairman of the Board, President and
                                           Chief Executive Officer

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         UNITED PAYORS & UNITED PROVIDERS, INC.


Date: March 9, 1998                      By:    /s/   THOMAS L. BLAIR
                                            -----------------------------------
                                         Thomas L. Blair
                                         Chairman of the Board and
                                         Chief Executive Officer

Date: March 9, 1998                      By:    /s/   EDWARD S. CIVERA
                                            -----------------------------------
                                         Edward S. Civera
                                         President and Chief Operating Officer

Date: March 9, 1998                      By:    /s/   S. JOSEPH BRUNO
                                            -----------------------------------
                                            S. Joseph Bruno
                                            Chief Financial Officer

Date: March 9, 1998                      By:    /s/   EDUARDO V. FEITO
                                            -----------------------------------
                                            Eduardo V. Feito
                                            Chief Accounting Officer

Date: March 9, 1998                      By:    /s/   BETTE B. ANDERSON
                                            -----------------------------------
                                            Bette B. Anderson
                                            Director

Date: March 9, 1998                      By:    /s/   WILLIAM E. BROCK
                                            -----------------------------------
                                            William E. Brock
                                            Director

Date: March 9, 1998                      By:    /s/   DAVID J. DRURY
                                            -----------------------------------
                                            David J. Drury
                                            Director

Date: March 9, 1998                      By:    /s/   THOMAS J. GRAF
                                            -----------------------------------
                                            Thomas J. Graf
                                            Director

Date: March 9, 1998                      By:    /s/   FREDERICK H. GRAEFE
                                            -----------------------------------
                                            Frederick H. Graefe
                                            Director

Date: March 9, 1998                      By:    /s/   JULIA LAWLER
                                            -----------------------------------
                                            Julia Lawler
                                            Director

                        REPORT OF INDEPENDENT ACCOUNTANTS


The Stockholders
   United Payors & United Providers, Inc.

     We have audited the accompanying consolidated balance sheets of United Payors & United Providers, Inc. (the "Company"), as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, and the period from January 3, 1995 (date of incorporation) to December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United Payors & United Providers, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and the period from January 3, 1995 (date of incorporation) to December 31, 1995 in conformity with generally accepted accounting principles.





                                                  COOPERS & LYBRAND L.L.P.


Washington, D.C.
February 6, 1998, except for
Note 17, as to which the date
is March 2, 1998

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                     ASSETS

                                                        1997            1996
                                                    ------------    ------------
Current assets:
  Cash and cash equivalents .....................   $ 14,456,069    $ 16,034,184
  Short-term investments ........................      8,366,547      10,448,564
  Accounts receivable ...........................     11,233,277       8,108,015
  Deferred income taxes .........................        811,059         342,300
  Other current assets ..........................        441,343         227,922
                                                    ------------    ------------
    Total current assets ........................     35,308,295      35,160,985
Fixed assets, net ...............................      3,858,532       2,782,601
Advances to contracting providers, net...........     17,265,730       4,300,730
Investments .....................................      1,496,051       1,079,354
Intangible and other assets, net ................     24,586,245       9,924,253
                                                    ------------    ------------
    Total assets ................................   $ 82,514,853    $ 53,247,923
                                                    ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses .........   $  5,791,505    $  5,758,025
  Income and other taxes payable ................      1,871,934         958,991
  Notes payable and capital leases, current
    portion .....................................      3,131,772         330,912
                                                    ------------    ------------
    Total current liabilities ...................     10,795,211       7,047,928
Non-current accrued expenses ....................      1,313,333         700,000
Notes payable and capital leases, less current
  portion .......................................     12,109,606         324,281
                                                    ------------    ------------
    Total liabilities ...........................     24,218,150       8,072,209

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $0.01 par value,
    5,000,000 shares authorized, none issued
    and outstanding at December 31, 1997 and
    1996 ........................................             --              --
  Common stock, $0.01 par value, 35,000,000
    shares authorized, 11,573,636 shares issued
    at December 31, 1997 and 1996 ...............        115,736         115,736
  Additional paid-in capital ....................     37,181,755      35,154,820
  Treasury stock, at cost, 205,150 and 22,500
    at December 31, 1997 and 1996, respectively..     (3,029,450)        (30,000)
  Retained earnings .............................     24,911,862       9,935,158
  Deferred compensation, net ....................      (883,200)              --
                                                    ------------    ------------
    Total stockholders' equity ...................    58,296,703      45,175,714
                                                    ------------    ------------

    Total liabilities and stockholders' equity ...  $ 82,514,853    $ 53,247,923
                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE
    PERIOD FROM JANUARY 3, 1995 (DATE OF INCORPORATION) TO DECEMBER 31, 1995


                                        1997            1996            1995
                                    ------------    ------------    ------------
Revenue
  Provider network revenue ......   $ 41,195,238    $ 31,258,853    $    877,423
  Utilization management services     19,832,853       4,190,476              --
                                    ------------    ------------    ------------
    Total revenue ...............     61,028,091      35,449,329         877,423
                                    ------------    ------------    ------------

Operating expenses
  Direct contract expenses ......     29,173,204      15,294,892       2,238,173
  General and administrative ....      6,221,269       2,783,212         334,376
  Depreciation and amortization .      1,695,142         538,593         113,514
                                    ------------    ------------    ------------
    Total operating expenses ....     37,089,615      18,616,697       2,686,063
                                    ------------    ------------    ------------

Other income
  Realized gain on sale of
    marketable securities .......        355,325         149,383         452,327
  Interest income, net of
    interest expense ............      1,045,350         693,003         163,127
  Other income, net .............         25,553         128,781          83,545
                                    ------------    ------------    ------------
    Total other income, net .....      1,426,228         971,167         698,999
                                    ------------    ------------    ------------

Income (loss) before income taxes     25,364,704      17,803,799      (1,109,641)

Income tax (provision) benefit ..    (10,388,000)     (7,158,000)        399,000
                                    ------------    ------------    ------------

Net income (loss) ...............   $ 14,976,704    $ 10,645,799    $   (710,641)
                                    ============    ============    ============


Net income (loss) per share -
   basic ........................   $       1.30    $       1.05    $      (0.08)
                                    ============    ============    ============

Weighted average shares
   outstanding - basic ..........     11,492,710      10,125,599       8,800,000
                                    ============    ============    ============


Net income (loss) per share -
   diluted ......................   $       1.28    $       1.05    $      (0.08)
                                    ============    ============    ============

Weighted average shares
   outstanding - diluted ........     11,657,645      10,128,390       8,800,000
                                    ============    ============    ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE
    PERIOD FROM JANUARY 3, 1995 (DATE OF INCORPORATION) TO DECEMBER 31, 1995

                  Convertible
                   Preferred
                     Stock         Common Stock       Additional                   Retained
                 ------------- --------------------    Paid-in       Treasury      Earnings      Deferred
                 Shares Amount   Shares     Amount     Capital        Stock        (Deficit)   Compensation    Total
                  ----- -----  ---------  ---------  ------------  ------------   -----------   ----------  -----------

Issuance of stock
  at incorporation .  1  $--   4,400,000  $  44,000  $  5,956,000  $        --    $       --    $      --   $  6,000,000
Transfer of stock
  from existing
  stockholder to
  employees ........ --   --          --         --       126,109           --            --           --        126,109
Net deficit at
  December 31,
  1995 of contri-
  buted companies .. --   --          --         --      (119,010)          --            --           --       (119,010)
Net loss ........... --   --          --         --            --           --      (710,641)          --       (710,641)
                     --  --- -----------  ---------  ------------  -----------  ------------  -----------   ------------
Balance at
  December 31, 1995   1   --   4,400,000     44,000     5,963,099           --      (710,641)          --      5,296,458

Conversion of
  preferred stock .. (1)  --   4,400,000     44,000       (44,000)          --            --           --             --
Shares issued in
  public offering .. --   --   2,760,000     27,600    26,847,857           --            --           --     26,875,457
Shares issued in
  connection with .. --   --      13,636        136       149,864           --            --           --        150,000
  investment
Warrants issued in
  connection with .. --   --          --         --     1,088,000           --            --           --      1,088,000
  acquisition
Stock options
  issued in
  connection with
  non-compete and
  restructuring of
  marketing
  agreement ........ --   --          --         --     1,150,000           --            --           --      1,150,000
Acquisition of
  treasury stock ... --   --     (22,500)        --            --      (30,000)           --           --        (30,000)
Net income ......... --   --          --         --            --           --    10,645,799           --     10,645,799
                     --  --- -----------  ---------  ------------  -----------  ------------  -----------   ------------
Balance at
  December 31, 1996  --   --  11,551,136    115,736    35,154,820      (30,000)    9,935,158           --     45,175,714

Acquisition of
  treasury stock ... --   --    (226,250)        --            --   (3,299,450)           --           --     (3,299,450)
Treasury shares
  reissued in
  connection with
  acquisition ...... --   --      25,000    300,000            --           --       300,000
Stock options issued --   --          --         --     1,643,350           --            --           --      1,643,350
Treasury shares
  reissued ......... --   --      18,600         --       233,585           --            --           --        233,585
Options issued in
  connection with
  network management
  agreement ........ --   --          --         --       150,000           --            --           --        150,000
Deferred compensa-
  tion, net ........ --   --          --         --            --           --            --     (883,200)      (883,200)
Net income ......... --   --          --         --            --           --    14,976,704           --     14,976,704
                     --  --- -----------  ---------  ------------  -----------  ------------  -----------   ------------
Balance at
  December 31, 1997  --  $--  11,368,486  $ 115,736  $ 37,181,755  $(3,029,450) $ 24,911,862  $  (883,200)  $ 58,296,703
                     ==  === ===========  =========  ============  ===========  ============  ===========   ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996 AND THE
    PERIOD FROM JANUARY 3, 1995 (DATE OF INCORPORATION) TO DECEMBER 31, 1995

                                             1997           1996           1995
                                         ------------   ------------   -------------
Operating activities
  Net income (loss) ...................  $ 14,976,704   $ 10,645,799   $   (710,641)
  Adjustment to reconcile net income
    (loss) to net cash provided by
    (used in) operations
    Realized gain on sale of marketable
      securities ......................      (355,325)      (149,383)      (452,327)
    Depreciation and amortization .....     1,695,142        538,593        113,514
    Loss on sale of assets ............       143,138             --             --
    Amortization of deferred costs ....       384,000             --             --
    Noncash compensation expense ......       705,435             --        126,109
    Deferred income taxes .............      (180,459)       274,700       (399,000)
    Changes in reserves and allowances        148,000        115,000             --
    Changes in assets and liabilities,
      net of effects from purchase of
      AHP in 1997 and NHS in 1996:
      Accounts receivable .............    (6,912,399)    (4,998,837)      (503,970)
      Accounts payable and accrued
        expenses ......................     1,944,024     (1,324,495)     1,240,344
      Current and other assets ........       (10,622)        (1,307)      (545,768)
      Income and other taxes payable ..       787,981        730,691           --
                                         ------------   ------------   ------------
  Net cash provided by (used in)
    operating activities ..............    13,325,619      5,830,761     (1,131,739)
                                         ------------   ------------   ------------

Investing activities
    Purchases of fixed assets .........    (1,495,599)      (865,827)    (1,082,420)
    Purchases of marketable securities     (4,989,131)    (5,958,812)    (3,994,993)
    Proceeds from sale of marketable
      securities ......................     5,307,940      6,108,195      4,447,320
    Purchases of short-term investments    (8,330,031)   (10,448,564)            --
    Proceeds from sale of short-term
      investments .....................    10,448,564             --             --
    Advances to contracting providers .   (13,113,000)    (4,290,730)      (125,000)
    Payment for purchase of NHS, net of
      cash acquired ...................            --     (5,304,221)            --
    Payment for purchase of AHP, net of
      cash acquired ...................   (13,447,439)            --             --
    Cash acquired from Contributed
      Businesses ......................            --             --      1,187,967
    Other, net ........................      (379,392)      (629,354)      (300,000)
                                         ------------   ------------   ------------
  Net cash provided by (used in)
    investing activities ..............   (25,998,088)   (21,389,313)       132,874
                                         ------------   ------------   ------------

Financing activities
    Proceeds from initial public
      offering ........................            --     26,875,457             --
    Proceeds from bank borrowing ......    15,000,000             --             --
    Purchase of treasury stock ........    (3,299,450)       (30,000)            --
    Issuance of capital stock .........            --             --      6,000,000
    Loan from stockholder .............            --             --      4,000,000
    Repayment of loan from
      stockholder .....................            --     (3,700,000)      (300,000)
    Repayment of other debt ...........      (606,196)      (253,856)            --
                                         ------------   ------------   ------------
  Net cash provided by financing
    activities ........................    11,094,354     22,891,601      9,700,000
                                         ------------   ------------   ------------

Increase (decrease) in cash and
  cash equivalents ....................    (1,578,115)     7,333,049      8,701,135
Cash and cash equivalents
    Beginning of the period ...........    16,034,184      8,701,135             --
                                         ------------   ------------   ------------
    End of the period .................  $ 14,456,069   $ 16,034,184   $  8,701,135
                                         ============   ============   ============
Supplemental disclosures of cash
  flow information
    Interest paid during the year .....  $    194,044   $     85,497   $     14,009
    Taxes paid during the year ........  $ 10,183,484   $  6,509,000   $         --

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     United Payors & United Providers, Inc. ("UP&UP" or the "Company"), a Delaware corporation, serves as an intermediary between health care payors (e.g., insurance companies) and health care providers (e.g., hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors and increased liquidity and improved efficiency in claims submissions for providers. UP&UP derives its revenue primarily from a portion of the price concessions offered by the providers under such contractual arrangements. Effective October 1, 1996, UP&UP acquired National Health Services, Inc. ("NHS"), a national health care utilization management services company. NHS offers medical utilization management services to insurance underwriters, self-insured businesses, provider organizations, and others. Such services include pre-certification of in-patient and out-patient medical care, and case management.

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

     America's Health Plan, Inc. develops and markets its proprietary health care provider network for access by payors of health care costs such as insurers, third-party administrators and unions. The name of America's Health Plan, Inc. was changed to UP&UP, Inc. immediately prior to the acquisition. In connection with the acquisition, the Company was granted the right to operate the health care provider network under the name America's Health Plan. UP&UP, Inc. is hereafter referred to as "AHP". UP&UP, NHS and AHP are hereafter collectively referred to as "the Company".

2.   INITIAL PUBLIC OFFERING

     The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission which offered to the public 2,400,000 shares at $11.00 per share (2,760,000 shares, including the overallotment) of the Company's common stock. This registration statement was declared effective on June 28, 1996.

     The closings of the sale of stock for an aggregate of 2,760,000 shares were effected on July 8, 1996 and July 15, 1996 for which the Company received proceeds (net of underwriters' commissions and expenses) of $23.4 million and $3.5 million, respectively.

3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles and include the accounts and operations, after intercompany eliminations, of the Company and its subsidiaries.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue recognition

     The Company recognizes provider network revenue, under the accrual method, based on a contracted percentage of the amount of cost savings realized by payor clients which access the Company's contracting provider network. Revenue is recorded in the period in which claims are repriced.

     For medical utilization management services revenue is recorded based on the contractual arrangements. Contracts may reflect a capitated rate, fee for service or hourly rate. Pre-certification revenue is generally based on monthly capitation calculations and is earned during the month for which the services are provided. Case management revenue is generally based on fee for service or hourly rates over the term of the contractual agreements.

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

Reclassifications

     Certain amounts in the 1995 and 1996 financial statements have been reclassified to conform to the 1997 presentation.

Cash equivalents

     The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank accounts which, at times, may exceed federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 1997 and 1996, the Company had approximately $4,257,200 and $6,651,000, respectively, of cash and cash equivalents on deposit with commercial banks in excess of insured amounts.

Short-term investments

     During 1997 and 1996, the Company purchased certain marketable securities. Management considers all marketable securities to be available for sale as defined by Statement of Financial Accounting Standards

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Available for sale securities are reported at fair value with net unrealized gains and losses reported in stockholders' equity. From time to time, the Company engages in the trading of marketable securities. All marketable securities were sold prior to December 31, 1995 and 1996. At December 31, 1997, marketable securities totaled $36,516. Cost was determined using the specific identification method, which resulted in realized gains of $602,012 and realized losses of $246,687 in 1997, realized gains of $402,197 and realized losses of $252,814 in 1996, and realized gains of $564,988 and realized losses of $112,661 in 1995. At December 31, 1996, all available funds were invested in short-term investments. Short-term investments in 1997 and 1996 consist of $5,489,368 and $8,474,574, respectively, of securities backed by the United States Government; $997,524 and $963,990, respectively, of other debt securities; and certificates of deposit in the amount of $1,843,139 and $1,010,000, respectively. These investments are reflected at fair value which approximates the respective amortized cost. There were no unrealized gains or losses on these investments in 1997.

Advances to contracting providers

     The Company enters into contracts directly with providers of medical services ("contracting providers"). The Company's contracts with contracting providers prescribe specific fee concessions on medical services rendered by the contracting providers to patients covered by medical plans of payor clients. In partial consideration for the price concessions furnished by them, the contracting providers are offered the option by the Company of receiving an advance (prepayment) of a portion of the estimated annual claims volume that such contracting providers have with payor clients. As of December 31, 1997 and 1996, the amount of advances (prepayments) was $17,528,730 and $4,415,730, respectively. Upon termination of a provider contract by either party, the amount of advances (prepayments) through the date of termination becomes fully due and payable to the Company. The Company considers deposits with contracting providers recoverable and only nominal reserves of $263,000 and $115,000 have been established for these deposits as of December 31, 1997 and 1996, respectively.

Fixed assets

     Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets which range from five to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

Intangible assets

     Intangible assets represent the cost in excess of net assets of businesses acquired (goodwill) and the value of options to purchase an aggregate of 182,000 shares of the Company's common stock issued in connection with the Company obtaining a covenant not to compete upon the restructuring of a marketing agreement. These intangibles are amortized on a straight-line basis over 3 to 20 years. Accumulated amortization at December 31, 1997 and 1996 amounted to $1,278,167 and $120,441, respectively. Amortization expense for the years ended December 31, 1997 and 1996 amounted to $1,157,726 and $120,441, respectively. The

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company annually evaluates the recoverability of intangible assets utilizing qualitative factors. At such time as an impairment in value is identified, the impairment will be quantitatively measured using a discounted cash flow methodology and charged to expense.

Income taxes

     Income taxes have been recorded using the liability method. The income tax benefit or provision includes federal and state income taxes both currently payable and changes in deferred taxes due to differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Net income (loss) per common share

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, Earnings Per Share (FAS 128), which establishes standards for computing and presenting basic and diluted earnings per share. Previously presented earnings per share data for the year ended December 31, 1996 has been restated to conform with the provisions of FAS 128.

     Net income (loss) per share is based on the weighted average number of common stock and common stock equivalent shares outstanding during the year.

Concentration of payor clients

     A significant portion of the Company's revenue is derived from a small number of payor clients. The inability to replace any such clients with significant new payor clients would have a material adverse effect on the Company's business. The Company's revenue was concentrated (as a percentage of total revenue) in the following payor clients during 1997, 1996 and 1995:

                                        1997        1996       1995
                                       ------      ------     ------
     Payor client A..................    20%         --         --
     Payor client B..................    13          --         --
     Payor client C..................    --          22%        --
     Payor client D..................    --          13         --
     Payor client E..................    --          12         --
     Payor client F..................    --          --         26%
     Payor client G..................    --          --         12

     No other payor client accounted for 10% or more of the Company's revenue.

     At December 31, 1997, payor clients A and B represented 16% and 13%, respectively, of the Company's accounts receivable. At December 31, 1996, payor clients C, D and E represented 20%, 17% and 11%, respectively, of the Company's accounts receivable.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   BUSINESS COMBINATION

     Effective October 1, 1996, the Company acquired National Health Services, Inc. ("NHS") for a purchase price of approximately $7.2 million, consisting of $5.9 million in cash, warrants to purchase an aggregate of 318,000 shares of the Company's common stock valued at $1.1 million and the assumption of approximately $200,000 in liabilities in excess of the fair value of the assets acquired. NHS is a national health care management services company. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NHS have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. The acquisition resulted in goodwill of $7.2 million which is being amortized over 15 years. Accumulated amortization at December 31, 1997 and 1996 amounted to $602,205 and $120,441, respectively. The unamortized portion of the goodwill at December 31, 1997 and 1996, is included in intangible assets and other assets in the accompanying consolidated balance sheets.

     Effective September 1, 1997, the Company acquired AHP for a purchase price of approximately $15.5 million, consisting of $15.1 million in cash and the assumption of approximately $400,000 in liabilities in excess of the fair value of the assets acquired. The purchase price is subject to adjustment through the year 2001, if AHP revenues exceed pre-determined targets. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of AHP have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. The acquisition resulted in goodwill of approximately $15.5 million which is being amortized over 20 years. Accumulated amortization at December 31, 1997 amounted to $257,676. The unamortized portion of goodwill at December 31, 1997, is included in intangible and other assets in the accompanying consolidated balance sheet.

     The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996 are presented as though AHP and NHS had been acquired at the beginning of 1996, after giving effect to purchase accounting adjustments relating to interest, the amortization of goodwill, and income taxes.

                                                      1997              1996
                                                  -----------       -----------
                                                           (unaudited)
   Revenue....................................    $70,281,000       $67,718,000
                                                  ===========       ===========
   Net income.................................    $15,563,000       $13,678,000
                                                  ===========       ===========
   Net income per share - basic...............    $      1.35       $      1.35
                                                  ===========       ===========
   Weighted average shares - basic............     11,493,000        10,126,000
                                                  ===========       ===========
   Net income per share - diluted.............    $      1.33       $      1.35
                                                  ===========       ===========
   Weighted average shares - diluted..........     11,658,000        10,128,000
                                                  ===========       ===========

     The pro forma results of operations are not necessarily indicative of the results that would have occurred had the NHS and AHP acquisitions been consummated as of January 1, 1996, nor are they necessarily indicative of future operating results.

                                      UNITED PAYORS & UNITED PROVIDERS, INC.

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   FIXED ASSETS

     Fixed assets consist of the following:

                                                December 31,
                                        --------------------------   Depreciable
                                            1997           1996         Lives
                                        -----------    -----------    ---------

   Computer equipment.................  $ 2,170,494    $ 1,373,632      5 years
   Furniture, fixtures, and
     office equipment.................    2,165,105      1,149,005    5-7 years
   Leasehold improvements.............      912,054        714,835      5 years
   Vehicles...........................       21,426         95,609      5 years
                                        -----------    -----------    ---------
     Total fixed assets...............    5,269,079      3,333,081
   Accumulated depreciation
     and amortization.................   (1,410,547)      (550,480)
                                        -----------    -----------
     Fixed assets, net................  $ 3,858,532    $ 2,782,601
                                        ===========    ===========


     Depreciation expense for the years ended December 31, 1997, 1996 and 1995 approximated $915,000, $412,000 and $138,000, respectively.

6.   INVESTMENTS

     The Company currently holds a 6% interest in R.J. Associates, Inc. which is recorded at cost of $233,000 and $265,000 at December 31, 1997 and 1996, respectively. R.J. Associates, Inc. has a 50% ownership interest in Health Payors Organization, Ltd. ("HPO"), which maintains a network of medical care providers. In May 1995 an entity affiliated with R.J. Associates, Inc. assisted the Company in its marketing effort for which it was paid approximately $132,000. In June 1995, the Company entered into an agreement with HPO to utilize its provider network. In 1997, 1996 and 1995, the Company incurred fees related to this agreement of approximately $779,000, $284,000 and $70,000, respectively.

     In 1997, the Company and EDIComm, Inc. ("EDIComm") entered into an agreement in which EDIComm granted the Company an option through March 31, 1998 to acquire a percentage of EDIComm common stock. The Company paid EDIComm $200,000 in cash and Company stock for this option. In addition, the Company has advanced EDIComm $99,772 which is collateralized by 13,636 shares of the Company's common stock.

     During 1996, the Company invested in two health care related entities. The
Company: (a) purchased 23,752 shares of common stock of Wheeler Peak Capital Corporation for approximately $214,000, and (b) through a private placement, invested in 500 shares of the common stock of Cimarron Managed Care Corporation of New Mexico for $250,000.

     During 1997, the Company purchased approximately 106,000 shares (2.6% of the outstanding common stock) of a financial institution's common stock for $500,000.

     The Company believes the carrying value of its investments at December 31, 1997 and 1996 are not impaired.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   NOTE PAYABLE

     The Company had a loan with a bank with an outstanding balance of $525,000 at December 31, 1996, which was paid off in 1997.

     In connection with the acquisition of AHP, the Company has entered into a loan agreement with a bank for an aggregate amount of $15 million. The loan balance outstanding at December 31, 1997 is $15 million and loan bears interest at the rate of LIBOR plus 11/8% (approximately 6.9% at December 31, 1997). The principal amount of the loan is to be repaid in equal quarterly installments over a period of five years, commencing March 31, 1998. Interest is payable in arrears on the last business day of each quarter, commencing December 31, 1997.

8.   INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                         1997             1996          1995
                                      -----------     -----------    ----------
     Current provision..............  $10,568,400     $ 6,883,300    $       --
     Deferred provision (benefit)...     (180,400)        274,700      (399,000)
                                      -----------     -----------    ----------
       Total provision (benefit)....  $10,388,000     $ 7,158,000    $ (399,000)
                                      ===========     ===========    ==========

     The provision (benefit) for income taxes varies from the amount of income tax (benefit) determined by applying the applicable U.S. statutory tax rate to pre-tax income (loss) as follows:

                                         1997             1996          1995
                                      -----------     -----------    ----------
     Statutory U.S. tax rate........     35%              34%           (34)%
     State taxes, net of Federal
       benefit......................      6                6             (2)
                                      -----------     -----------    ----------
       Effective tax rate...........     41%              40%           (36)%
                                      ===========     ===========    ==========

     A summary of the tax effect of the significant components of deferred income tax assets follows:


                                         1997             1996
                                      -----------     -----------
     Deferred compensation..........  $  411,000      $        --
     Depreciation and amortization..      66,000           66,700
     Allowance for doubtful accounts      88,000           37,500
     Accrual versus cash method of
       accounting...................      60,000          116,500
     Other accrued expenses.........     186,000          121,600
                                      -----------     -----------
       Net deferred tax asset.......  $  811,000      $   342,300
                                      ===========     ===========

9.   STOCKHOLDERS' EQUITY

Stock option plan

     In October, 1996, the Company adopted the United Payors & United Providers, Inc. Stock Option Plan ("SOP"). Stock options may be granted under the plan as either incentive stock options or non-qualified stock

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


options. The maximum number of shares of the Company's common stock reserved for purchase pursuant to the exercise of options granted under the SOP is 1,550,000 shares. All Company employees, outside directors and consultants are eligible to receive option awards. A Committee of the Board of Directors determines award amounts, exercise prices, terms and vesting periods. The maximum term over which incentive stock options and non-qualified stock options may be exercised may not exceed 10 years and 12 years, respectively. The following table summarizes information regarding transactions under the SOP:

                                        1997                        1996
                               ----------------------       --------------------
                                            Weighted                   Weighted
                                             Average                    Average
                                            Exercise                   Exercise
                                Shares        Price         Shares       Price
                               ---------     -------        ------      -------
Outstanding at January 1,....     57,500     $ 11.15            --      $    --
Granted......................  1,142,500       11.88        57,500        11.15
Exercised....................         --          --            --           --
Canceled.....................         --          --            --           --
                               ---------     -------        ------      -------
Outstanding at December 31,..  1,200,000     $ 11.85        57,500      $ 11.15
                               =========     =======        ======      =======
Exercisable at December 31,..    698,750     $ 13.78        24,167      $ 11.36
                               =========     =======        ======      =======

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                                                    Weighted
                                               Weighted             Average
        Range of                               Average             Remaining
     Exercise Price          Shares        Exercise Price      Contractual Life
    ---------------          -------       --------------      ----------------
    $  6.00 - 11.00          570,000           $  8.81              9.8 years
      11.01 - 14.00          372,500             12.30              9.2 years
      14.01 - 18.00          257,500             17.93             11.0 years

     Information regarding stock options exercisable at December 31, 1997 is summarized as follows:

                                                Weighted
        Range of                                Average
     Exercise Price           Shares        Exercise Price
    ---------------          -------       --------------
    $  6.00 - 11.00          156,250           $ 10.00
      11.01 - 14.00          285,000             12.10
      14.01 - 18.00          257,500             17.93

     During 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation". This pronouncement requires that the Company calculate the fair value of stock options at the date of grant using an option pricing model. The Company has elected the "pro forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations. The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value approach of valuing stock options of FAS 123:

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                         1997              1996
                                     -----------       -----------
    Net income
      As reported.................   $14,976,704       $10,645,799
      Pro forma...................    14,466,736        10,597,438
    Net inper share
      As reported - basic.........         $1.30             $1.05
      As reported - diluted.......          1.28              1.05
      Pro forma - basic...........          1.26              1.05
      Pro forma - diluted.........          1.24              1.05

     The weighted-average exercise price and the weighted-average grant date fair value of options granted whose exercise price equals, exceeds or is less than the market price of the stock at the date of grant is as follows:

                               1997                            1996
                      -----------------------       -------------------------
                      Weighted                       Weighted
                       Average      Weighted          Average       Weighted
                      Exercise       Average         Exercise        Average
   Exercise Price       Price      Fair Value          Price       Fair Value
   --------------     --------     ----------       -----------    ----------
    Equals.......      $11.49        $ 8.40           $   --          $  --
    Exceeds......       16.60          7.72               --             --
    Less.........        6.76         10.26            11.15           4.09

     The estimated fair value of each option is calculated using the Black-Scholes option-pricing model. The following table summarizes the weighted-average of the assumptions used for stock options granted during 1997 an 1996:

                                            1997            1996
                                           ------          ------
      Risk-free interest rate..........      6.9%            6.3%
      Expected years until exercise....      9.5             2.0
      Expected volatility..............     45.0%           34.0%
      Dividend yield...................       --              --

Other stock options and warrants

     In connection with certain business transactions during 1996, the Company has granted options and warrants as follows: (a) 182,000 shares of its common stock (at $12.50 per share) pursuant to a non-compete agreement related to a marketing commission restructuring; (b) 50,000 shares of its common stock (at $17.00 per share) pursuant to a contractual arrangement with a client; and (c) 318,000 shares of its common stock (at $16.00 per share) in the form of stock warrants pursuant to the acquisition of NHS. These options and warrants expire from 3 to 10 years from the date of the respective agreements. The weighted average exercise price of the options or warrants granted during 1996 was $14.93. At December 31, 1997, all these options and warrants were exercisable.

     The options related to the above transactions have been valued using the modified American Black Scholes economic model. The resultant valuation is reflected in the accompanying financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Employee stock purchase plan

     In October 1996, the Company established an Employee Stock Purchase Plan ("ESPP") with a maximum of 350,000 shares of the Company's common stock. The plan was approved by the shareholders on June 3, 1997. The Company will acquire shares of the Company's common stock in the open market for issuance under the ESPP. The employee purchase price will generally be at 85% of the fair market value of the Company's common stock at the determination date.

Treasury stock

     On June 3, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $5,000,000. Pursuant to this authorization, the Company began repurchasing and expects to continue repurchasing these shares from time to time on the open market or in negotiated transactions at prices deemed appropriate by the Company. Purchased shares are deposited in the Company's treasury and are to be used principally for its employee stock purchase plan and for general corporate purposes. As of December 31, 1997, the Company had repurchased 226,250 shares having an aggregate purchase price of $3,299,450.

10.  401(k) SAVINGS PLAN

     In October 1996, the Company authorized the establishment of an employee 401(k) Savings Plan. The 401(k) Savings Plan, which became effective in 1997, is available to all of its employees subject to certain service requirements. For 1997, the Company matched the first $1,000 of the employee's contribution and 50% thereafter. The Company's contribution vests after the employee has participated in the 401(k) Savings Plan for five years. For 1997, the amount of the Company's contribution was $404,000.

11.  RELATED PARTY TRANSACTIONS

     The Company utilizes, for corporate business purposes, the services of an aircraft owned by a corporation of a major stockholder of the Company. The amount paid by the Company to this corporation in 1997, 1996 and 1995 was approximately $263,000, $153,000 and $70,000, respectively.

     During 1996, Principal Mutual became a payor client of the Company. Principal Mutual has also been a payor client of AHP since 1992. Approximately $2,342,000 and $80,000 of the Company's provider network revenue for 1997 and 1996 respectively, was derived from its contract with Principal Mutual, including approximately $1,238,000 derived from the AHP contract during the four months ended December 31, 1997. At December 31, 1997, approximately $341,272 is due from Principal Mutual and is included in accounts receivable.

     The Company purchases medical and life insurance from Principal Mutual. Commencing in 1997, Principal Mutual administered the Company's 401(k) plan. Amounts paid to Principal Mutual in 1997 for these insurance products and services approximated $386,000.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In December 1996, two stockholders who hold shares in the Company's stock, aggregating approximately 59%, formed and funded a new entity to pursue the development and marketing of new products and services for the health care industry.

12.  BANK LINES OF CREDIT

     During 1997, the Company entered into two credit facilities totaling $15 million. The facilities have one-year revenue terms and an interest rate of approximately LIBOR plus 11/8%. At December 31, 1997, there was no outstanding balance on either of the credit facilities.

     During 1996, the Company had a line of credit with a bank, with provision for advances up to a maximum of $200,000. The outstanding balance of $95,000 at December 31, 1995 was paid off in 1996. The line of credit expired December 31, 1996.

13.  LEASE COMMITMENTS

     The Company leases office space under non-cancelable operating leases. The agreements provide for annual escalations and for the payment by the Company of a proportionate share of the increase in the costs of operating the building. For financial reporting purposes, the Company recognizes rent expense on a straight-line basis over the term of the lease. The Company has also entered into various operating lease agreements for office equipment. Rent expense under the Company's non-cancelable operating leases aggregated $1,137,000, $470,000 and $130,000 in 1997, 1996 and 1995, respectively.

     Future minimum lease payments under non-cancelable operating leases are as follows:

                                            Operating
                                              Leases
                                           -----------
          1998.........................    $ 1,324,855
          1999.........................      1,350,147
          2000.........................      1,387,887
          2001.........................        932,794
          2002.........................        531,891
          Thereafter...................      2,187,355
            Total......................    $ 7,714,929


14.  COMMITMENTS AND CONTINGENT LIABILITIES

     Effective April 1, 1997, the Company entered into a five-year employment agreement with its President and Chief Operating Officer. The agreement provides for, among other things, options to purchase 750,000 shares of the Company's common stock that will vest over an eight-year period (with acceleration provision based on performance) and a retirement benefit (approximately $1 million) in the form of vested trust arrangements that is earned over a five-year period. A portion of the stock options have an exercise price which is lower than the market price of the Company's common stock at the date of grant ("in the money"). The compensation element of these "in the money" options, net of the related tax effect, has been recorded

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


as deferred compensation and is being amortized as compensation expense over a period of eight years. The unamortized portion of the deferred compensation at December 31, 1997 is included in stockholders' equity. In December 1997, the Company accelerated the vesting on 500,000 stock options which had an exercise price at the date of grant equal to or above the market price.

     The Company offers its contracting providers an advance (prepayment) option based on the percentage of claims volume for the preceding year. The advance (prepayment) option may be requested at the execution of a contract between the Company and contracting provider, or at the anniversary date. The Company estimates that the amount of prepayment options that may be requested in 1998 should not exceed $15,000,000.

     During 1996, the Company restructured the IM&I 1994 marketing commission agreement with Direct Resource Managers ("DRM"). The restructured agreement contains provisions for: (a) payment to DRM of $50,000 per month for 26 months commencing January, 1997 and (b) options to purchase 182,000 shares of the Company's common stock at $12.50 per share (or alternatively receive cash consideration in lieu of the options under certain conditions) in exchange for consulting and marketing assistance and a covenant not to compete for three years. Amounts paid to DRM in 1997, 1996 and 1995 by the Company approximated $600,000, $1,425,000 and $1,412,000, respectively. Amounts related to this commitment are reflected in intangible assets and in accrued expenses and stockholders' equity, respectively, and are being amortized over a period not to exceed three years.

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

15.  EARNINGS PER SHARE

     The adoption of FAS 128 did not have any impact on previously presented earnings per share data for the year ended December 31, 1995, as the Company did not have any potential common shares outstanding during the period. A reconciliation of the numerators and denominators of the basic earnings per share computations for the years ended December 31, 1997 and 1996 to the numerators and denominators of the diluted earnings per share computations for the respective periods follows:

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                               1997                            1996
                  ------------------------------  ------------------------------
                                            Per                             Per
                   Net Income     Shares   Share   Net Income    Shares    Share
                  -----------  ----------  -----  -----------  ----------  -----
Basic ..........  $14,976,704  11,492,710  $1.30  $10,645,799  10,125,599  $1.05
Effect of
  Dilutive Stock
  Options ......           --     164,935     --           --       2,791     --
                  -----------  ----------  -----  -----------  ----------  -----
Diluted ........  $14,976,704  11,657,645  $1.20  $10,645,799  10,125,599  $1.05
                  ===========  ==========  =====  ===========  ==========  =====

     Stock options to purchase 307,500 shares of common stock at a weighted average exercise price of $17.78 per share and warrants to purchase 318,000 shares of common stock at $16.00 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than the average market price of the common shares and, therefore, were antidilutive. These stock options and warrants have expiration dates ranging from October, 1999 to March, 2009.

16.  SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

1997

     The Company assumed liabilities of $4,802,630 in connection with the acquisition of AHP.

     The Company issued 25,000 shares from treasury stock valued at $300,000 in connection with an acquisition.

     The Company issued 18,600 shares valued at $233,585 from treasury stock to its employees.

1996

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

17.  SUBSEQUENT EVENT

     On March 2, 1998, the United States District Court for the Northern District of Georgia entered a summary judgment on behalf of AHP in reference to the civil litigation initiated on January 29, 1997 by AmeriCare Health Alliance of Georgia, L.L.C. ("AmeriCare"), a health care provider organization.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


AmeriCare had sought damages for lost profits in the amount of $10 million, as well as punitive damages, for a breach of a contract that America's Health Plan, Inc. believes was never executed. Alternatively, AmeriCare had sought fraud damages against America's Health Plan, Inc. for its failure to enter into a contract with the plaintiff. The plaintiff may appeal the summary judgment. After consultation with counsel and review of available facts, management believes that damages, if any, arising from this litigation will not be material to the consolidated financial statements of the Company.