Form 10-Q
period 1998-03-31
UNITED PAYORS & UNITED PROVIDERS INC
filed 1998-05-01
CIK 1012441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

The number of shares of common stock, par value $.01 per share, outstanding on April 24, 1998 was 11,374,095.

                     United Payors & United Providers, Inc.
                                and Subsidiaries

                          First Quarter 1998 Form 10-Q

                                TABLE OF CONTENTS


                                                                            Page
PART I  FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

           Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
           and December 31, 1997..............................................1

           Consolidated Statements of Operations for the Three Months
           Ended March 31, 1998 and 1997 (Unaudited)..........................2

           Consolidated Statements of Cash Flows for the Three Months
           Ended March 31, 1998 and 1997 (Unaudited)..........................3

           Notes to Consolidated Financial Statements.........................4


  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................6


PART II  OTHER INFORMATION....................................................9


SIGNATURES...................................................................11

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31,    December 31,
                                                        1998           1997
                                                    ------------   ------------
                                                     (Unaudited)
                                   ASSETS
Current assets:
  Cash and cash equivalents ......................  $ 15,646,109   $ 14,456,069
  Short-term investments .........................    10,470,868      8,366,547
  Accounts receivable ............................    11,893,320     11,233,277
  Other current assets ...........................     1,326,700      1,252,402
                                                    ------------   ------------
    Total current assets .........................    39,336,997     35,308,295

Fixed assets, net ................................     4,036,308      3,858,532
Advances to contracting providers, net ...........    19,743,730     17,265,730
Investments ......................................     1,187,853      1,496,051
Intangible and other assets, net .................    23,848,387     24,586,245
                                                    ------------   ------------
    Total assets .................................  $ 88,153,275   $ 82,514,853
                                                    ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ..........  $  6,228,213   $  5,791,505
  Income and other taxes payable .................     3,680,265      1,871,934
  Notes payable and capital leases, current
    portion ......................................     3,098,753      3,131,772
                                                    ------------   ------------
    Total current liabilities ....................    13,007,231     10,795,211
Non-current accrued expenses .....................     1,178,333      1,313,333
Notes payable and capital lease, less current
  portion ........................................    11,313,687     12,109,606
                                                    ------------   ------------
    Total liabilities ............................    25,499,251     24,218,150
                                                    ------------   ------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $0.01 par value,
    5,000,000 shares authorized, none issued
    and outstanding at March 31, 1998 and
    December 31, 1997 .............................           --             --
  Common stock, $0.01 par value, 35,000,000
    shares authorized, 11,573,636 shares issued
    at March 31, 1998 and December 31, 1997,
    respectively .................................       115,736        115,736
  Additional paid-in capital .....................    37,181,755     37,181,755
  Treasury stock, 206,150 shares at March 31,
    1998 and 205,150 shares at December 31,
    1997, at cost ................................    (3,115,324)    (3,029,450)
  Retained earnings ..............................    29,308,057     24,911,862
  Deferred compensation ..........................      (836,200)      (883,200)
                                                    ------------   ------------
    Total stockholders' equity ...................    62,654,024     58,296,703
                                                    ------------   ------------

    Total liabilities and stockholders' equity ...  $ 88,153,275   $ 82,514,853
                                                    ============   ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              Three Months Ended March 31,
                                              ----------------------------
                                                   1998           1997
                                               ------------   -----------
Revenue:
  Provider network revenue ..................  $ 13,733,745   $ 8,772,423
  Utilization management services ...........     4,864,265     4,825,365
                                               ------------   -----------
    Total revenue ...........................    18,598,010    13,597,788
                                               ------------   -----------

Operating expenses:
  Direct contract expenses ..................     8,421,248     6,842,419
  General and administrative ................     1,979,265     1,453,707
  Depreciation and amortization .............       639,689       330,589
                                               ------------   -----------
    Total operating expenses ................    11,040,202     8,626,715
                                               ------------   -----------

Other income, net of interest expense .......       (36,908)      315,929
                                               ------------   -----------

Income before income taxes ..................     7,520,900     5,287,002

Income tax provision ........................     3,124,706     2,136,603
                                               ------------   -----------

Net income ..................................  $  4,396,194   $ 3,150,399
                                               ============   ===========


Net income per share - basic ................  $       0.39   $      0.27
                                               ============   ===========

Weighted average shares outstanding - basic .    11,360,000    11,562,000
                                               ============   ===========


Net income per share - diluted ..............  $       0.37   $      0.27
                                               ============   ===========

Weighted average shares outstanding - diluted    11,866,000    11,605,000
                                               ============   ===========

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998           1997
                                                    ------------   ------------
Operating activities
  Net income .....................................  $  4,396,194   $  3,150,399
  Adjustment to reconcile net income to
    net cash provided by (used in) operations
    Depreciation and amortization ................       639,689        330,589
    Deferred income taxes and other non-cash items       251,020        420,093
    Changes in assets and liabilities:
      Accounts receivable ........................      (690,043)       463,787
      Accounts payable and accrued expenses ......       268,768      1,834,584
      Current and other assets ...................       230,539        152,650
      Income and other taxes payable .............     1,808,331      1,690,615
                                                    ------------   ------------
  Net cash provided by operating activities ......     6,904,498      8,042,717
                                                    ------------   ------------

Investing activities
    Purchases of fixed assets ....................      (480,444)      (417,227)
    Purchases of short-term investments ..........    (4,322,285)    (4,565,946)
    Proceeds from sale of short-term investments .     2,379,945      4,687,368
    Advances to contracting providers ............    (2,518,000)    (2,174,184)
    Other, net ...................................       108,198       (490,095)
                                                    ------------   ------------
  Net cash used in investing activities ..........    (4,832,586)    (2,960,084)
                                                    ------------   ------------

Financing activities
    Purchase of treasury stock ...................      (207,574)       (90,000)
    Exercise of stock options ....................       121,700             --
    Repayment of debt ............................      (795,998)      (532,328)
                                                    ------------   ------------
  Net cash used in financing activities ..........      (881,872)      (622,328)
                                                    ------------   ------------

Increase in cash and cash equivalents ............     1,190,040      4,460,305
Cash and cash equivalents
  Beginning of the period ........................    14,456,069     16,034,184
                                                    ------------   ------------
  End of the period ..............................  $ 15,646,109   $ 20,494,489
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

     Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc., an indirect wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"), whereby specified payor clients representing approximately 45% of America's Health Plan, Inc.'s revenues for the year ended December 31, 1995, were transferred to UP&UP. Principal Mutual owns approximately 38% of the Company's Common Stock. Effective September 1, 1997, UP&UP acquired the remaining operations of America's Health Plan, Inc.

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

3.   BUSINESS COMBINATIONS

     Effective September 1, 1997, UP&UP acquired AHP for a purchase price of approximately $15.5 million, consisting of $15.1 million in cash and the assumption of approximately $400,000 in liabilities in excess of the fair value of the assets acquired. The purchase price may be subject to adjustment through the year 2001, if AHP revenues exceed pre-determined targets. In connection with the acquisition, the Company has entered into a loan agreement with a bank for an aggregate amount of $15 million. The loan bears interest at the rate of LIBOR plus 1-1/8%, payable quarterly. Principal is to be repaid in equal quarterly installments over a period of five years. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of AHP for the three months ended March 31, 1997 are not included in the accompanying consolidated statement of operations for that period. The acquisition resulted in goodwill of approximately $15.5 million which is being amortized over 20 years. The unamortized portion of goodwill at March 31, 1998, is included in intangible and other assets in the accompanying consolidated balance sheet.

4.   EARNINGS PER SHARE

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128"), which establishes standards for computing and presenting basic and diluted earnings per share. Previously presented earnings per share data for the three months ended March 31, 1997 has been restated to conform with the provisions of FAS 128.

     A reconciliation of the numerators and denominators of the basic earnings per share computations for the three months ended March 31, 1998 and 1997 to the numerators and denominators of the diluted earnings per share computations for the respective periods follows:

                                1998                            1997
                   -----------------------------   -----------------------------
                                            Per                             Per
                   Net Income    Shares    Share   Net Income    Shares    Share
                   ----------  ----------  -----   ----------  ----------  -----
Basic ............ $4,396,194  11,360,000  $0.39   $3,150,399  11,562,000  $0.27
Effect of Dilutive
  Securities .....         --     506,000  (0.02)          --      43,000     --
                   ----------  ----------  -----   ----------  ----------  -----
Diluted .......... $4,396,194  11,866,000  $0.37   $3,150,399  11,605,000  $0.27
                   ==========  ==========  =====   ==========  ==========  =====

     Stock options to purchase 100,000 shares of common stock at a weighted average exercise price of $15.50 per share and warrants to purchase 318,000 shares of common stock at $16.00 per share were outstanding during the three months ended March 31, 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than the average market price of the common shares and, therefore, were antidilutive. These stock options and warrants have expiration dates ranging from October, 1999 to February, 2003.

5.   NEW PRONOUNCEMENTS

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The Company had no other comprehensive income items (as defined in SFAS No. 130) during the quarters ended March 31, 1998 and 1997.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997 which is effective for the year ending December 31, 1998. SFAS No. 131 establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. The Company is in the process of evaluating the impact of the disclosures required by this standard on its financial statements.

6.   RECLASSIFICATIONS

     Certain amounts in the financial statements for the quarter ended March 31, 1997 have been reclassified to conform to the presentation of the financial statements for the quarter ended March 31, 1998.

7.   UNAUDITED INFORMATION

     The consolidated financial statements for the three months ended March 31, 1998 and 1997 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year or in the future.

8.   SUBSEQUENT EVENT

     On April 13, 1998, the Company's Board of Directors approved a three-share for two-share stock split to be effected in the form of a stock dividend for stockholders of record on April 24, 1998. The stock split will take effect on May 4, 1998 and all earnings per share data reported after that date will reflect the stock split.


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

     Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc., an indirect wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"), whereby specified payor clients representing approximately 45% of America's Health Plan, Inc.'s revenues for the year ended December 31, 1995, were transferred to UP&UP. Under the terms of the agreement, the transferred payor clients have continued to access America's Health Plan, Inc.'s proprietary health care provider network. Principal Mutual owns approximately 38% of the Company's Common Stock. Effective September 1, 1997, UP&UP acquired the remaining operations of America's Health Plan, Inc. The acquisition was accounted for as a purchase and, accordingly, the consolidated results of operations of the Company for the three months ended March 31, 1997 do not include the results of operations of America's Health Plan, Inc. for that period.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

     Total revenue increased $5.0 million from $13.6 million in 1997 to $18.6 million in 1998. Provider network revenue increased by $5.0 million, from $8.7 million in 1997 to $13.7 million in 1998. Of this increase, $1.8 million was attributable to the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's provider network. The remainder of the increase was attributable to the acquisition of AHP. At March 31, 1998, the provider network (including AHP) consisted of approximately 12,000 medical facilities and approximately 150,000 physicians compared to approximately 2,900 medical facilities at March 31, 1997. Utilization management services revenue of $4.9 million in 1998 increased approximately $39,000 when compared to 1997.

     Direct contract expenses increased by $1.6 million, from $6.8 million in 1997 to $8.4 million in 1998. Access fees to other provider networks as a percentage of provider network revenue were 14.0% ($1.2 million) in 1997 compared to 8.8% ($1.2 million) in 1998. This percentage decrease was attributable to the growth in the number of providers contracting directly with UP&UP and Payor Clients accessing more direct contracts. Other direct costs of services increased approximately $1.6 million, from $5.3 million in 1997 to $6.9 million in 1998. The increase was primarily attributable to the acquisition of AHP effective September 1, 1997 and an overall increase in expenses of UP&UP resulting primarily from a significant increase in the number of employees subsequent to March 31, 1997 to accommodate growth in the provider network business, increased provider network development activities and the continued development of products and services. Effective January 1, 1998, the operating infrastructures of UP&UP and AHP were fully integrated into a single business and financial reporting unit. Accordingly, the portion of the increase in expenses attributable to each of the components is not quantifiable.

     General and administrative expenses increased approximately $0.5 million, from approximately $1.5 million in 1997 to approximately $2.0 million in 1998. The increase was primarily attributable to the acquisition of AHP effective September 1, 1997 and an overall increase in expenses of UP&UP resulting from the addition of employees in the administrative and executive areas and an increase in professional fees for accounting and legal services. Effective January 1, 1998, the operations of UP&UP and AHP were fully integrated into a single business and financial reporting unit. Accordingly, the Company is not able to quantify the portion of the overall increase in expenses attributable to each of these two factors.

     Depreciation and amortization increased approximately $0.3 million from approximately $0.3 million in 1997 to approximately $0.6 million in 1998. The increase was primarily attributable to the depreciation expense and amortization of goodwill of AHP, as well as depreciation on increased capital expenditures to accommodate growth.

LIQUIDITY AND CAPITAL RESOURCES

     During the first six months of 1996, the Company financed its operations principally through equity contributions. In July 1996, the Company completed the sale to the public of 2,760,000 shares of the Company's common stock and received proceeds (net of underwriters' commissions and expenses) of approximately $26.9 million. At March 31, 1998 the Company had working capital of approximately $26.3 million. In March 1997, the Company entered into two lines of credit arrangements for loan commitments totaling $15 million. Of this amount, $10 million was used for the purchase of AHP. The Company has also entered into a $15 million term loan with the same bank, $10 million of which was used to replenish the amount drawn under the line of credit. In addition, the Company has also received a standby commitment for an additional $10 million.

     The Company's primary capital resources commitment is to fund advances to Contracting Providers upon exercise of Prepayment Options granted to Contracting Providers. Depending on increases in claims volume and in the number of Contracting Providers and Payor Clients, the Company estimates that $7.5 million to $12.5 million could be required to fund Prepayment Options during the remainder of 1998. During June 1997, the Board of Directors of the Company approved a common stock repurchase program of up to $5 million. As of March 31, 1998, the Company had repurchased 237,250 shares of its outstanding common stock under the program, at an aggregate purchase price of $3,537,024. The Company cancelled the common stock repurchase program as of February 1, 1998.

     The Company believes that its existing liquidity sources, anticipated funds from operations, and credit arrangements will satisfy its operating cash requirements for the next 30 months. However, in the event that the advances for Prepayment Options exceeds the Company's currently anticipated estimates and/or other available sources of liquidity to fund such payments are not as great as anticipated, the Company could seek to borrow additional funds or obtain additional infusions of equity to fund the balance of such advances.

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


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company, except as referenced in Note 2 to the Consolidated Financial Statements for the three months ended March 31, 1998.

ITEM 2.   CHANGES IN SECURITIES (Not Applicable)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES (Not Applicable)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Not Applicable)

ITEM 5.   OTHER INFORMATION (None)

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

  Exhibit No.                            Description
  -----------   ----------------------------------------------------------------
      2.1       Agreement with America's Health Plan, Inc. (1)
      2.2       Plan and Agreement of Merger of IM&I, Inc. into PB Newco (1)
      2.3       Plan and Agreement of Merger of PB Newco, Inc. into United
                Payors & United Providers, Inc. (1)
      3.1       Certificate of Incorporation of United Payors & United
                Providers, Inc. (1)
      3.2       Bylaws of United Payors & United Providers, Inc. (1)
      4.1       Specimen Stock Certificate of United Payors & United
                Providers, Inc. (1)
      4.2       Shareholder Agreement (1)
     10.1       Employment Agreement between United Payors & United Providers,
                Inc. and Thomas L. Blair (1)
     10.2       Employment Agreements between United Payors & United Providers,
                Inc. and each of Spiro A. Karadimas, S. Joseph Bruno and
                Michael A. Smith (1)
     10.3       Form of Indemnification Agreement (1)
     10.4       Stock Purchase Agreement between Preferred Health Choice and
                United Payors & United Providers,
                Inc. dated October 22, 1996 (2)
     10.5       Warrants to Purchase 150,000 Shares of Common Stock of United
                Payors & United Providers, Inc.
                Issued to Preferred Health Choice, Inc. dated October 23,
                1996 (3)
     10.6       Warrants to Purchase 168,000 Shares of Common Stock of United
                Payors & United Providers, Inc. Issued to Preferred Health
                Choice, Inc. dated October 27, 1996 (3)
     10.7       Stock Purchase Agreement between United Payors & United
                Providers, Inc. and Principal Holding Company, a wholly-owned subsidiary of Principal Mutual Life Insurance Company, dated
                September 29, 1997 (4)
     10.8       Employment Agreement By and Between United Payors & United
                Providers, Inc., Thomas L. Blair, Chairman of the board and
                Chief Executive Officer of United Payors & United Providers,
                Inc., and Edward S. Civera (5)
     27.1       Financial Data Schedule As Of and For the Three Months Ended
                March 31, 1998
     27.2       Amended Financial Data Schedule As Of and For the Three Months
                Ended March 31, 1997
     27.3       Amended Financial Data Schedule As Of and For the Six Months
                Ended June 30, 1997
     27.4       Amended Financial Data Schedule As Of and For the Nine Months
                Ended September 30, 1997
--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement as amended, Registration No. 333-3814, initially filed on April 19, 1996.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q for the quarter ended September 30, 1996.
(3) Incorporated herein by reference into this document from the Exhibits A-1 and A-2 to the Stock Purchase Agreement filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated October 13, 1997.
(5) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 1997.


2.   REPORTS ON FORM 8-K (None)

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       UNITED PAYORS & UNITED PROVIDERS, INC.
                                                     (Registrant)


Date: April 30, 1998             By:    /s/   THOMAS L. BLAIR
                                    ------------------------------------------
                                    Thomas L. Blair
                                    Chairman and Chief Executive Officer


Date: April 30, 1998             By:    /s/   EDWARD S. CIVERA
                                    ------------------------------------------
                                    Edward S. Civera
                                    President and Chief Operating Officer


Date: April 30, 1998             By:    /s/   S. JOSEPH BRUNO
                                    ------------------------------------------
                                    S. Joseph Bruno
                                    Vice President and Chief Financial Officer


Date: April 30, 1998             By:    /s/   EDUARDO V. FEITO
                                    ------------------------------------------
                                    Eduardo V. Feito
                                    Controller and Chief Accounting Officer