Form 10-Q
period 1998-06-30
UNITED PAYORS & UNITED PROVIDERS INC
filed 1998-08-13
CIK 1012441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

The number of shares of common stock, par value $.01 per share, outstanding on August 6, 1998 was 17,074,682.

                     United Payors & United Providers, Inc.
                                and Subsidiaries

                          Second Quarter 1998 Form 10-Q

                                TABLE OF CONTENTS


                                                                          Page
PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

  Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and
     December 31, 1997......................................................1

  Consolidated Statements of Operations for the Three and Six Months
     Ended June 30, 1998 and 1997 (Unaudited)...............................2

  Consolidated Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited).....................................3

  Notes to Consolidated Financial Statements................................4


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................6


PART II       OTHER INFORMATION


SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS                         June 30,     December 31,
                                                                      1998           1997
                                                                  ------------   ------------
                                                                   (Unaudited)
Current assets:
  Cash and cash equivalents ....................................  $ 16,751,201   $ 14,456,069
  Short-term investments .......................................     7,826,571      8,366,547
  Accounts receivable ..........................................    11,866,918     11,233,277
  Other current assets .........................................     1,417,548      1,252,402
                                                                  ------------   ------------
    Total current assets .......................................    37,862,238     35,308,295

Fixed assets, net ..............................................     3,843,408      3,858,532
Advances to contracting providers, net .........................    23,976,030     17,265,730
Investments ....................................................     1,175,539      1,496,051
Intangible and other assets, net ...............................    23,137,362     24,586,245
                                                                  ------------   ------------
    Total assets ...............................................  $ 89,994,577   $ 82,514,853
                                                                  ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ........................  $  6,068,064   $  5,791,505
  Income and other taxes payable ...............................     1,464,926      1,871,934
  Notes payable and capital leases, current portion ............     3,051,206      3,131,772
                                                                  ------------   ------------
    Total current liabilities ..................................    10,584,196     10,795,211
Non-current accrued expenses ...................................     1,143,333      1,313,333
Notes payable and capital lease, less current portion ..........    10,563,687     12,109,606
                                                                  ------------   ------------
    Total liabilities ..........................................  $ 22,291,216   $ 24,218,150
                                                                  ------------   ------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at June 30, 1998
    and December 31, 1997 ......................................            --             --
  Common stock, $0.01 par value, 35,000,000 shares authorized,
    17,360,454 shares issued at June 30, 1998 and December 31,
    1997, respectively .........................................       173,605        173,605
  Additional paid-in capital ...................................    37,123,886     37,123,886
  Treasury stock, 290,312 shares at June 30, 1998 and 307,725
    shares at December 31, 1997, at cost .......................    (2,925,230)    (3,029,450)
  Retained earnings ............................................    34,120,300     24,911,862
  Deferred compensation ........................................      (789,200)      (883,200)
                                                                  ------------   ------------
    Total stockholders' equity .................................    67,703,361     58,296,703
                                                                  ------------   ------------

    Total liabilities and stockholders' equity .................  $ 89,994,577   $ 82,514,853
                                                                  ============   ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended June 30,  Six Months Ended June 30,
                                                   1998         1997           1998         1997
                                               -----------  -----------    -----------  -----------
Revenue:
  Provider network revenue ..................  $14,069,115  $ 8,773,677    $27,802,862  $17,501,100
  Utilization management services ...........    5,028,059    4,951,950      9,892,324    9,777,315
                                               -----------  -----------    -----------  -----------
    Total revenue ...........................   19,097,174   13,725,627     37,695,186   27,278,415
                                               -----------  -----------    -----------  -----------

Operating expenses:
  Direct contract expenses ..................    8,330,076    6,254,235     16,751,324   12,915,916
  General and administrative ................    1,949,890    1,430,063      3,929,156    3,019,511
  Depreciation and amortization .............      649,495      325,210      1,289,186      655,797
                                               -----------  -----------    -----------  -----------
    Total operating expenses ................   10,929,461    8,009,508     21,969,666   16,591,224
                                               -----------  -----------    -----------  -----------

Other income, net of interest expense .......       77,531      427,365         40,623      743,294
                                               -----------  -----------    -----------  -----------

Income before income taxes ..................    8,245,244    6,143,484     15,766,143   11,430,485

Income tax provision ........................    3,433,000    2,482,971      6,557,705    4,619,573
                                               -----------  -----------    -----------  -----------
Net income ..................................  $ 4,812,244  $ 3,660,513    $ 9,208,438  $ 6,810,912
                                               ===========  ===========    ===========  ===========


Net income per share - basic ................  $      0.28  $      0.21    $      0.54  $      0.39
                                               ===========  ===========    ===========  ===========

Weighted average shares outstanding - basic .   17,063,505   17,332,489     17,052,039   17,337,373
                                               ===========  ===========    ===========  ===========


Net income per share - diluted ..............  $      0.27  $      0.21    $      0.51  $      0.39
                                               ===========  ===========    ===========  ===========

Weighted average shares outstanding - diluted   18,021,629   17,651,617     17,924,266   17,523,147
                                               ===========  ===========    ===========  ===========


The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Six Months Ended June 30,
                                                        1998           1997
                                                    ------------   ------------
Operating activities
  Net income .....................................  $  9,208,438   $  6,810,912
  Adjustment to reconcile net income to
  net cash provided by (used in) operations
    Depreciation and amortization ................     1,289,186        655,797
    Loss on sale of fixed assets .................          --          143,138
    Deferred income taxes and other non-cash items       671,150        432,769
    Changes in assets and liabilities:
      Accounts receivable ........................      (893,642)    (1,521,001)
      Accounts payable and accrued expenses ......        73,619        274,071
      Current and other assets ...................       417,693        (90,286)
      Income and other taxes payable .............      (407,008)        57,580
                                                    ------------   ------------
  Net cash provided by operating activities ......    10,359,436      6,762,980
                                                    ------------   ------------

Investing activities
    Purchases of fixed assets ....................      (600,018)    (1,121,231)
    Proceeds from sale of fixed assets ...........          --           37,038
    Purchases of short-term investments ..........    (7,873,931)   (12,408,326)
    Proceeds from sale of short-term investments .     8,593,759     11,393,108
    Advances to contracting providers ............    (6,815,300)    (7,699,000)
    Other ........................................       120,512       (732,052)
                                                    ------------   ------------
  Net cash used in investing activities ..........    (6,574,978)   (10,530,463)
                                                    ------------   ------------

Financing activities
    Purchases of treasury stock ..................      (207,574)      (507,365)
    Exercises of stock options ...................       311,793           --
    Repayment of debt ............................    (1,593,545)      (539,918)
                                                    ------------   ------------
  Net cash used in financing activities ..........    (1,489,326)    (1,047,283)
                                                    ------------   ------------

Increase (decrease) in cash and cash equivalents .     2,295,132     (4,814,766)
Cash and cash equivalents
    Beginning of the period ......................    14,456,069     16,034,184
                                                    ------------   ------------
    End of the period ............................  $ 16,751,201   $ 11,219,418
                                                    ============   ============

    The accompany notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     United Payors & United Providers, Inc. ("UP&UP" or the "Company"), a Delaware corporation, serves as a financial and technical interface between health care payors (e.g., insurance companies) and health care providers (e.g., hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors and increased liquidity and improved efficiency in claims submissions for providers. UP&UP derives its revenue primarily from a portion of the price concessions offered by the providers under such contractual arrangements. Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc., an indirect wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"), whereby certain payor clients were transferred to UP&UP. Principal Mutual owns approximately 38% of the Company's Common Stock. Effective September 1, 1997, UP&UP acquired the remaining payor clients and operations of America's Health Plan, Inc. Effective October 1, 1996, UP&UP acquired National Health Services, Inc. ("NHS"). NHS provides health care utilization review and case management services to large payor clients. NHS' proprietary software integrates the three critical components of its service -- hospital admission precertification, triage and medical case management -- to its clients.

2.   LEGAL PROCEEDINGS

     Except as discussed below, the Company currently is not a party to any legal proceedings, nor is it aware of any legal proceedings threatened against it.

     On April 26, 1996, a civil complaint was filed against the Company in the United States District Court for the Northern District of Illinois. The Plaintiff seeks injunctive and other relief, including damages, based generally on allegations that representatives of the Company made various misrepresentations to prospective contracting providers, in order to cause them to join the UP&UP Network. The Company denies the allegations in the complaint and believes the complaint lacks merit. No trial date has been scheduled and, to date, the Plaintiff has not provided any basis to support its claim of damages. Based upon available information and after consultation with our attorneys, management believes that damages, if any, arising from litigation will not be material to the consolidated financial statements of the Company.

     The Company is also a party to other legal actions arising in the ordinary course of business. Management believes that damages arising from these other actions, if any, will not be material to the consolidated financial statements of the Company.

3.   BUSINESS COMBINATION

     Effective September 1, 1997, UP&UP acquired AHP for a purchase price of approximately $15.5 million, consisting of $15.1 million in cash and the assumption of approximately $400,000 in liabilities in excess of the fair value of the assets acquired. The purchase price may be subject to adjustment through the year 2001, if AHP revenues exceed pre-determined targets. In connection with the acquisition, the Company has entered into a loan agreement with a bank for an aggregate amount of $15 million. The loan bears interest at the rate of LIBOR plus 11/8%, payable quarterly. Principal is to be repaid in equal quarterly installments over a period of five years. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of AHP for the three and six months ended June 30, 1997 are not included in the accompanying consolidated statements of operations for those periods. The acquisition resulted in goodwill of approximately $15.5 million which is being amortized over 20 years. The unamortized portion of goodwill at June 30, 1998, is included in intangible and other assets in the accompanying consolidated balance sheet.

4.   STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     On April 13, 1998, the Company's Board of Directors approved a three-for-two stock split in the form of a stock dividend payable on May 4, 1998, to stockholders of record on April 24, 1998. The stock split resulted in the issuance of a total of 5,786,818 additional shares of common stock. The par value of the common stock was not changed. Accordingly, the issuance of the additional shares resulted in the transfer of $57,869 from additional paid-in capital to common stock to reflect the aggregate par value of the shares issued. All references in the financial statements to number of shares, related prices and per share amounts have been restated to reflect the stock split.

     In addition, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which establishes standards for computing and presenting basic and diluted earnings per share. Previously presented earnings per share data for the three and six months ended June 30, 1997 has also been restated to conform with the provisions of FAS 128.

     A reconciliation of the numerators and denominators of the basic earnings per share computations for the three and six months ended June 30, 1998 and 1997 to the numerators and denominators of the diluted earnings per share computations for the respective periods follows:


                  Three Months Ended June 30, 1998   Three Months Ended June 30, 1997
                    -----------------------------     -----------------------------
                                             Per                               Per
                    Net Income    Shares    Share     Net Income    Shares    Share
                    ----------  ----------  -----     ----------  ----------  -----
Basic ............  $4,812,244  17,063,505  $0.28     $3,660,513  17,332,489  $0.21
Effect of Dilutive
Options and
Warrants .........          --     958,124  (0.01)            --     319,028     --
                    ----------  ----------  -----     ----------  ----------  -----
Diluted ..........  $4,812,244  18,021,629  $0.27     $3,660,513  17,651,617  $0.21
                    ==========  ==========  =====     ==========  ==========  =====


                                    * * * * *


                    Six Months Ended June 30, 1998    Six Months Ended June 30, 1997
                    -----------------------------     -----------------------------
                                             Per                               Per
                    Net Income    Shares    Share     Net Income    Shares    Share
                    ----------  ----------  -----     ----------  ----------  -----
Basic ............  $9,208,438  17,052,039  $0.54     $6,810,912  17,337,373  $0.39
Effect of Dilutive
Options and
Warrants .........          --     872,227  (0.03)            --     185,774     --
                    ----------  ----------  -----     ----------  ----------  -----
Diluted ..........  $9,208,438  17,924,266  $0.51     $6,810,912  17,523,147  $0.39
                    ==========  ==========  =====     ==========  ==========  =====

     Stock options to purchase 4,500 shares of common stock at $21.59 per share were outstanding during the three and six months ended June 30, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common shares and, therefore, was antidilutive. These stock options expire in May 2008. All other options and warrants outstanding during the three and six months ended June 30, 1998 were dilutive, and, therefore, were included in the computation of dilutive earnings per share for each of those periods.

5.   NEW PRONOUNCEMENTS

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The Company had no other comprehensive income items (as defined in SFAS No. 130) during the three and six months ended June 30, 1998 and 1997.

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

6.   RECLASSIFICATIONS

     Certain amounts in the financial statements for the three and six months ended June 30, 1997 have been reclassified to conform to the presentation of the financial statements for the three and six months ended June 30, 1998.

7.   UNAUDITED INFORMATION

     The consolidated financial statements for the three and six months ended June 30, 1998 and 1997 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year or in the future.


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

GENERAL

     United Payors & United Providers, Inc. ("UP&UP" or the "Company"), a Delaware corporation, serves as a financial and technical interface between health care payors (e.g., insurance companies) and health care providers (e.g., hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors ("Payor Clients") and increased liquidity and improved efficiency in claims submissions for providers ("Contracting Providers"). UP&UP derives its revenue primarily from a portion of the price concessions offered by the providers under such contractual arrangements. Effective October 1, 1996, UP&UP acquired National Health Services, Inc. ("NHS"). NHS provides health care utilization review and case management services to large payor clients. NHS' proprietary software integrates the three critical components of its service -- hospital admission precertification, triage and medical case management -- to its clients.

     Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc., an indirect wholly-owned subsidiary of Principal Mutual Life Insurance Company ("Principal Mutual"), whereby certain payor clients were transferred to UP&UP. Principal Mutual owns approximately 38% of the Company's Common Stock. Effective September 1, 1997, UP&UP acquired the remaining payors clients and operations of America's Health Plan, Inc. The acquisition was accounted for as a purchase and, accordingly, the consolidated results of operations of the Company for the three and six months ended June 30, 1997 do not include the results of operations of America's Health Plan, Inc. for that period. Effective January 1, 1998, the operating infrastructure of UP&UP and AHP were fully integrated into a single business, administrative and financial reporting unit. During the second quarter of 1998, the Company completed the merger of the UP&UP and AHP individual provider networks into a seamless and fully integrated provider network.

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

     Medical utilization management services revenues are based on contractual arrangements. Contracts may reflect a per-employee-per-month ("PEPM") rate, fee for service or hourly rate. Precertification revenues are generally based on PEPM calculations. Case management revenues are generally based on fee for service or hourly rates.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

     Total revenue increased $5.4 million from $13.7 million in 1997 to $19.1 million in 1998. Provider network revenue increased by $5.3 million, from $8.8 million in 1997 to $14.1 million in 1998. This increase was attributable to the acquisition of AHP, the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's provider network. Because of the merger of the UP&UP and AHP provider networks, the Company is not able to quantify the portion of the increase attributable to the acquisition of AHP. At June 30, 1998, the provider network (including AHP) consisted of direct contracts with approximately 14,000 medical facilities and approximately 140,000 physicians compared to approximately 4,400 medical facilities at June 30, 1997. Utilization management services revenue of $5.0 million in 1998 increased approximately $76,000 when compared to 1997.

     Direct contract expenses increased by $2.1 million, from $6.2 million in 1997 to $8.3 million in 1998. Access fees to other provider networks as a percentage of provider network revenue were 12.9% ($1.1 million) in 1997 compared to 9.6% ($1.4 million) in 1998. This percentage decrease was attributable to the growth in the number of providers contracting directly with UP&UP and Payor Clients accessing more direct contracts. Other direct costs of services increased approximately $1.8 million, from $4.8 million in 1997 to $6.6 million in 1998. The increase was primarily attributable to the acquisition of AHP effective September 1, 1997 and an overall increase in expenses of UP&UP resulting primarily from a significant increase in the number of employees subsequent to June 30, 1997 to accommodate growth in the provider network business, increased provider network development activities and the continued development of products and services. Because of the integration of the operations of UP&UP and AHP, the Company is not able to quantify the portion of the increase in expenses attributable to each of the components.

     General and administrative expenses increased approximately $0.5 million, from approximately $1.4 million in 1997 to approximately $1.9 million in 1998. The increase was primarily attributable to the acquisition of AHP effective September 1, 1997 and an overall increase in expenses of UP&UP resulting from the addition of employees in the administrative and executive areas and an increase in professional fees for accounting and legal services. Because of the integration of the operations of UP&UP and AHP, the Company is not able to quantify the portion of the overall increase in expenses attributable to each of these two factors.

     Depreciation and amortization increased approximately $0.3 million from approximately $0.3 million in 1997 to approximately $0.6 million in 1998. The increase was primarily attributable to the depreciation expense and amortization of goodwill of AHP, as well as depreciation on increased capital expenditures to accommodate growth.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

     Total revenue increased $10.4 million from $27.3 million in 1997 to $37.7 million in 1998. Provider network revenue increased by $10.3 million, from $17.5 million in 1997 to $27.8 million in 1998. Of this increase, $3.9 million was attributable to the acquisition of AHP, the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's provider network. Because of the merger of the UP&UP and AHP provider networks, the Company is not able to quantify the portion of the increase attributable to the acquisition of AHP. At June 30, 1998, the provider network (including AHP) consisted of direct contracts with approximately 14,000 medical facilities and approximately 140,000 physicians compared to approximately 4,400 medical facilities at June 30, 1997. Utilization management services revenue of $9.9 million in 1998 increased approximately $115,000 when compared to 1997.

     Direct contract expenses increased by $3.8 million, from $12.9 million in 1997 to $16.7 million in 1998. Access fees to other provider networks as a percentage of provider network revenue were 13.5% ($2.4 million) in 1997 compared to 9.2% ($2.6 million) in 1998. This percentage decrease was attributable to the growth in the number of providers contracting directly with UP&UP and Payor Clients accessing more direct contracts. Other direct costs of services increased approximately $3.5 million, from $10.0 million in 1997 to $13.5 million in 1998. The increase was primarily attributable to the acquisition of AHP effective September 1, 1997 and an overall increase in expenses of UP&UP resulting primarily from a significant increase in the number of employees subsequent to June 30, 1997 to accommodate growth in the provider network business, increased provider network development activities and the continued development of products and services. Because of the integration of the operations of UP&UP and AHP, the Company is not able to quantify the portion of the increase in expenses attributable to each of the components.

     General and administrative expenses increased approximately $0.9 million, from approximately $3.0 million in 1997 to approximately $3.9 million in 1998. The increase was primarily attributable to the acquisition of AHP effective September 1, 1997 and an overall increase in expenses of UP&UP resulting from the addition of employees in the administrative and executive areas and an increase in professional fees for accounting and legal services. Because of the integration of the operations of UP&UP and AHP, the Company is not able to quantify the portion of the overall increase in expenses attributable to each of these two factors.

     Depreciation and amortization increased approximately $0.6 million from approximately $0.7 million in 1997 to approximately $1.3 million in 1998. The increase was primarily attributable to the depreciation expense and amortization of goodwill of AHP, as well as depreciation on increased capital expenditures to accommodate growth.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998 the Company had working capital of approximately $27.3 million. In March 1997, the Company entered into two lines of credit arrangements for loan commitments totaling $15 million. Of this amount, $10 million was used for the purchase of AHP. The Company has also entered into a $15 million term loan with the same bank, $10 million of which was used to replenish the amount drawn under the line of credit. As of June 30, 1998, the Company had repaid $1.5 million under the terms of the loan. In addition, the Company has also received a standby commitment for an additional $10 million.

     The Company's primary capital resources commitment is to fund advances to Contracting Providers upon exercise of Prepayment Options granted to Contracting Providers. Depending on increases in claims volume and in the number of Contracting Providers and Payor Clients, the Company estimates that $5.0 million to $7.5 million could be required to fund Prepayment Options during the remainder of 1998. During June 1997, the Board of Directors of the Company approved a common stock repurchase program of up to $5 million. The Company canceled the common stock repurchase program as of February 1, 1998. As of June 30, 1998, the Company had repurchased 259,750 shares of its outstanding common stock under the program, at an aggregate purchase price of $3,537,023 and reissued 66,209 of the shares for an aggregate consideration of $611,793.

     The Company believes that its existing liquidity sources, anticipated funds from operations, and credit arrangements will satisfy its operating cash requirements for the next thirty months. However, in the event that the advances for Prepayment Options exceeds the Company's currently anticipated estimates and/or other available sources of liquidity to fund such payments are not as great as anticipated, the Company could seek to borrow additional funds or obtain additional infusions of equity to fund the balance of such advances.

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

     A significant portion of the Company's revenue is derived from a small number of Payor Clients and state governments. The duration of the Company's contracts with its Payor Clients and state governments are generally for a one to two-year period, with automatic renewals on the anniversary date. However, certain contracts may be terminated by either party at any time, generally upon 90 days notice and at the convenience of the state governments. Such contracts are also subject to fee negotiations and revisions on an annual basis. There can be no assurance that any of the Company's contracts with Payor Clients will not be terminated early or will be renewed, and, if renewed, will contain favorable terms. The loss of a contract with a major Payor Client and the inability to replace any such client with significant new clients could have a material adverse effect on the Company's business, financial condition or results of operations. During October 1996, Wellpoint Health Networks, Inc. announced the acquisition of the health insurance business of one of the Company's clients, John Hancock Mutual Life Insurance Company. During May 1997, Conseco, Inc. completed its merger with Pioneer Financial Services, Inc., also one of the Company's clients. The Company periodically renegotiates its contracts with its Payor Clients.

     The Company's standard contract with a Contracting Provider includes a one-year term, renewable automatically for successive one-year terms, unless the Contracting Provider gives written notice of termination, typically at least ninety days prior to the renewal date. These contracts are also subject to negotiation and revisions on an annual basis with respect to the level and amount of price concessions for medical services. The termination of a significant number of contracts with Contracting Providers having a high volume of claims with the Company's Payor Clients, the inability to replace such contracts with contracts with similar Contracting Providers and/or the renegotiation of contracts resulting in reduced price concessions could have a material adverse effect on the Company. A number of health care providers and/or hospital systems are merging with or acquiring other hospitals or hospital systems to create large integrated delivery systems. The formation of these delivery systems may impact the future ability of the Company to contract directly with the individual hospital facilities or obtain price concessions at the same level currently obtained.

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


PART II.      OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

     Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company, except as referenced in Note 2 to the Consolidated Financial Statements for the quarter ended June 30, 1998.

ITEM 2.       CHANGES IN SECURITIES (Not Applicable)

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES (Not Applicable)

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on June 4, 1998. The following matters were submitted to a vote of the stockholders:

1. The following individuals were elected to the Board of Directors for a three-year term with the indicated votes:

                                       For        Against   Abstain
                                    ----------    -------   -------
    Bette B. Anderson ............  15,736,689      375       None
    Michael H. Gersie ............  15,736,689      375       None
    Kenneth J. Linde .............  15,736,689      375       None

     Board members whose term of office continued after the meeting are as follows:

           Thomas L. Blair
           William E. Brock
           Edward S. Civera
           David J. Drury
           Frederick H. Graefe
           Thomas J. Graf

2. The appointment of PriceWaterhouseCoopers LLP (formerly Coopers & Lybrand L.L.P.) as independent auditors of the Company was ratified by a count of 15,726,036 affirmative votes, 4,500 negative votes and 6,528 abstentions.

ITEM 5.       OTHER INFORMATION (None)

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

  Exhibit No.                                      Description
  -----------   ---------------------------------------------------------------

      2.1       Agreement with America's Health Plan, Inc. (1)
      2.2       Plan and Agreement of Merger of IM&I, Inc. into PB Newco (1)
      2.3 Plan and Agreement of Merger of PB Newco, Inc. into United Payors & United Providers, Inc. (1)
      3.1 Certificate of Incorporation of United Payors & United Providers, Inc. (1)
      3.2       Bylaws of United Payors & United Providers, Inc. (1)
      4.1       Specimen Stock Certificate of United Payors & United Providers,
                Inc. (1)
      4.2       Shareholder Agreement (1)
     10.1 Employment Agreement between United Payors & United Providers, Inc. and Thomas L. Blair (1)
     10.2 Employment Agreements between United Payors & United Providers, Inc. and each of Spiro A. Karadimas, S. Joseph Bruno and
                Michael A. Smith (1)
     10.3       Form of Indemnification Agreement (1)
     10.4 Stock Purchase Agreement between Preferred Health Choice and United Payors & United Providers, Inc. dated October 22, 1996(2)
     10.5 Warrants to Purchase 150,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 23, 1996 (3)
     10.6 Warrants to Purchase 168,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 27, 1996 (3)
     10.7 Stock Purchase Agreement between United Payors & United Providers, Inc. and Principal Holding Company, a wholly-owned subsidiary of Principal Mutual Life Insurance Company, dated September 29, 1997 (4)
     10.8 Employment Agreement By and Between United Payors & United Providers, Inc., Thomas L. Blair, Chairman of the board and Chief Executive Officer of United Payors & United Providers, Inc., and Edward S. Civera (5)
     27.1       Financial Data Schedule As Of and For the Six Months Ended
                June 30,1998
--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement as amended, Registration No. 333-3814, initially filed on April 19, 1996.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q for the quarter ended September 30, 1996.
(3) Incorporated herein by reference into this document from the Exhibits A-1 and A-2 to the Stock Purchase Agreement filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated October 13, 1997.
(5) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 1997.


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


                               UNITED PAYORS & UNITED PROVIDERS, INC.
                                            (Registrant)


Date: August 7, 1998           By: /s/   THOMAS L. BLAIR
                                   -------------------------
                                   Thomas L. Blair
                                   Chairman and Chief Executive Officer


Date: August 7, 1998           By: /s/   EDWARD S. CIVERA
                                   --------------------------
                                   Edward S. Civera
                                   President and Chief Operating Officer


Date: August 7, 1998           By: /s/   S. JOSEPH BRUNO
                                   -------------------------
                                   S. Joseph Bruno
                                   Vice President and Chief Financial Officer


Date: August 7, 1998           By: /s/   EDUARDO V. FEITO
                                   --------------------------
                                   Eduardo V. Feito
                                   Controller and Chief Accounting Officer