Form 10-Q
period 1998-09-30
UNITED PAYORS & UNITED PROVIDERS INC
filed 1998-11-16
CIK 1012441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

The number of shares of common stock, par value $.01 per share, outstanding on November 11, 1998 was 17,080,516.

                     United Payors & United Providers, Inc.
                                and Subsidiaries

                          Third Quarter 1998 Form 10-Q

                                TABLE OF CONTENTS


                                                                           Page
PART I FINANCIAL INFORMATION

  ITEM 1. Financial Statements

    Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
    and December 31, 1997....................................................1

    Consolidated Statements of Operations for the Three and Nine Months
    Months Ended September 30, 1998 and 1997 (Unaudited).....................2

    Consolidated Statements of Cash Flows for the Nine Months Ended
    September 30, 1998 and 1997 (Unaudited)..................................3

    Notes to Consolidated Financial Statements ..............................4


  ITEM 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................6


PART II OTHER INFORMATION


SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements


                     UNITED PAYORS & UNITED PROVIDERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                            ASSETS                 September 30,  December 31,
                                                                       1998           1997
                                                                   ------------   ------------
                                                                    (Unaudited)
Current assets:
  Cash and cash equivalents ....................................   $ 22,365,593    $ 14,456,069
  Short-term investments .......................................      6,304,902       8,366,547
  Accounts receivable ..........................................     12,226,319      11,233,277
  Other current assets .........................................      1,454,195       1,252,402
                                                                   ------------    ------------
    Total current assets .......................................     42,351,009      35,308,295

Fixed assets, net ..............................................      3,768,850       3,858,532
Advances to contracting providers, net .........................     24,491,030      17,265,730
Investments ....................................................      2,528,976       1,496,051
Intangible and other assets, net ...............................     26,431,010      24,586,245
                                                                   ------------    ------------
    Total assets ...............................................   $ 99,570,875    $ 82,514,853
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses ........................   $ 10,216,925    $  5,791,505
  Income and other taxes payable ...............................      2,102,696       1,871,934
  Notes payable and capital leases, current portion ............      3,028,937       3,131,772
                                                                   ------------    ------------
    Total current liabilities ..................................     15,348,558      10,795,211
Non-current accrued expenses ...................................      1,441,670       1,313,333
Notes payable and capital leases, less current portion .........      9,813,688      12,109,606
                                                                   ------------    ------------
    Total liabilities ..........................................     26,603,916      24,218,150
                                                                   ------------    ------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $0.01 par value, 5,000,000 shares authorized, none issued and outstanding at September 30,
    1998 and December 31, 1997 .................................           --              --
  Common stock, $0.01 par value, 35,000,000 shares authorized,
    17,360,454 shares issued at September 30, 1998 and
    December 31, 1997, respectively ............................        173,605         173,605
  Additional paid-in capital ...................................     37,123,886      37,123,886
  Treasury stock, 279,938 shares at September 30, 1998 and
    307,725 shares at December 31, 1997, at cost ...............     (2,745,563)     (3,029,450)
  Retained earnings ............................................     39,157,231      24,911,862
  Deferred compensation ........................................       (742,200)       (883,200)
                                                                   ------------    ------------
    Total stockholders' equity .................................     72,966,959      58,296,703
                                                                   ------------    ------------

    Total liabilities and stockholders' equity .................   $ 99,570,875    $ 82,514,853
                                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           Three Months Ended             Nine Months Ended
                                               September 30,                September 30,
                                       ---------------------------   ---------------------------
                                           1998           1997           1998           1997
                                       ------------   ------------   ------------   ------------

Provider network revenue ............  $ 14,225,767   $ 10,346,719   $ 42,028,629   $ 27,892,819
Utilization management services .....     5,289,683      4,910,284     15,182,007     14,687,599
                                       ------------   ------------   ------------   ------------
    Total revenue ...................    19,515,450     15,257,003     57,210,636     42,580,418
                                       ------------   ------------   ------------   ------------

Operating expenses:
  Direct contract expenses ..........     7,972,713      7,380,199     24,724,037     20,295,786
  General and administrative ........     1,907,856      1,559,002      5,837,012      4,578,512
  Depreciation and amortization .....       680,294        431,690      1,969,480      1,087,821
                                       ------------   ------------   ------------   ------------
    Total operating expenses ........    10,560,863      9,370,891     32,530,529     25,962,119
                                       ------------   ------------   ------------   ------------

Other income (expense) ..............      (325,657)       791,976       (285,034)     1,490,270
                                       ------------   ------------   ------------   ------------

Income before income taxes ..........     8,628,930      6,678,088     24,395,073     18,108,569

Income tax provision ................    (3,592,000)    (2,699,535)   (10,149,704)    (7,319,108)
                                       ------------   ------------   ------------   ------------

Net income ..........................  $  5,036,930   $  3,978,553   $ 14,245,369   $ 10,789,461
                                       ============   ============   ============   ============

Net income per share - basic ........  $       0.29   $       0.23   $       0.84   $       0.62
                                       ============   ============   ============   ============

Weighted average shares outstanding -
  basic .............................    17,074,745     17,195,288     17,059,691     17,289,727
                                       ============   ============   ============   ============

Net income per share - diluted ......  $       0.28   $       0.23   $       0.79   $       0.62
                                       ============   ============   ============   ============

Weighted average shares outstanding -
  diluted ...........................    18,060,640     17,675,643     17,972,358     17,525,373
                                       ============   ============   ============   ============


   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                          Nine Months Ended September 30,
                                                                1998           1997
                                                            ------------   ------------
Operating activities
  Net income .............................................  $ 14,245,369   $ 10,789,461
  Adjustment to reconcile net income to
  net cash provided by operations
    Depreciation and amortization ........................     1,969,480      1,087,821
    Loss on sale of fixed assets .........................          --          143,138
    Deferred income taxes and other non-cash items .......     1,440,480        549,868
    Changes in assets and liabilities, net of effects from
      acquisition in 1997:
      Accounts receivable ................................    (1,528,212)    (1,273,099)
      Accounts payable and accrued expenses ..............       520,817       (920,306)
      Other current and non-current assets ...............       695,163        101,718
      Income and other taxes payable .....................       230,762        109,898
                                                            ------------   ------------
  Net cash provided by operating activities ..............    17,573,859     10,588,499
                                                            ------------   ------------

Investing activities
    Purchases of fixed assets ............................      (853,120)    (1,335,478)
    Proceeds from sale of fixed assets ...................          --           37,305
    Purchases of short-term investments ..................    (7,617,830)   (16,011,644)
    Proceeds from sale of short-term investments .........     9,458,767     15,357,623
    Advances to contracting providers ....................    (7,337,300)   (10,100,000)
    Payment for acquisition, net of cash acquired ........          --      (13,322,685)
    Other ................................................    (1,232,925)      (726,691)
                                                            ------------   ------------
  Net cash used in investing activities ..................    (7,582,408)   (26,101,570)
                                                            ------------   ------------

Financing activities
    Purchases of treasury stock ..........................      (207,574)    (2,447,843)
    Issuances of stock from treasury .....................       491,461           --
    Proceeds from borrowing ..............................          --       10,000,000
    Repayment of debt ....................................    (2,365,814)      (560,139)
                                                            ------------   ------------
  Net cash provided by (used in) financing activities ....    (2,081,927)     6,992,018
                                                            ------------   ------------

Increase (decrease) in cash and cash equivalents .........     7,909,524     (8,521,053)
Cash and cash equivalents
    Beginning of the period ..............................    14,456,069     16,034,184
                                                            ------------   ------------
    End of the period ....................................  $ 22,365,593   $  7,513,131
                                                            ============   ============

The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

    United Payors & United Providers, Inc. ("UP&UP" or the "Company"), a Delaware corporation, serves as an intermediary between health care payors (e.g., insurance companies) and health care providers (e.g., hospitals) by entering into contractual arrangements designed generally to produce cost savings and other benefits for payors and increased liquidity and improved efficiency in claims submissions for providers. UP&UP derives its revenue primarily from a portion of the price concessions offered by the providers under such contractual arrangements. Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc. ("AHP"), an indirect wholly-owned subsidiary of Principal Life Insurance Company ("Principal Life"), whereby certain payor clients were transferred to UP&UP. Principal Life owns approximately 38% of the Company's Common Stock. Effective September 1, 1997, UP&UP acquired the operations of AHP. Effective October 1, 1996, UP&UP acquired National Health Services, Inc. ("NHS"). NHS provides health care utilization review and case management services to payor clients. NHS' proprietary software integrates the three critical components of its service -- hospital admission precertification, triage and medical case management -- to its clients.

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

3.  BUSINESS COMBINATION

     Effective September 1, 1997, UP&UP acquired AHP for a purchase price of approximately $15.5 million, consisting of $15.1 million in cash and the assumption of approximately $400,000 in liabilities in excess of the fair value of the assets acquired. In connection with the acquisition, the Company entered into a loan agreement with a bank for an aggregate amount of $15 million. The loan bears interest at the rate of LIBOR plus 1-1/8%, payable quarterly. Principal is to be repaid in equal quarterly installments over a period of five years. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of AHP for the three and nine months ended September 30, 1997 are included in the accompanying consolidated statements of operations since the effective date of the acquisition. The acquisition resulted in goodwill of approximately $15.5 million which is being amortized over 20 years. The unamortized portion of goodwill at September 30, 1998, is included in intangible and other assets in the accompanying consolidated balance sheet.

Under the terms of the acquisition agreement, the purchase price of AHP was subject to adjustment through the year 2000, if AHP revenues exceeded pre-determined targets. In August, 1998, the Company and the seller entered into an agreement to set the purchase price of AHP and eliminate the contingent consideration provisions in the original acquisition agreement. Under the term of the August, 1998 agreement, the Company is to pay the seller $4.0 million in twelve equal monthly installments commencing November 1, 1998. This amount has been recorded as a liability (included in accounts payable and accrued expenses) and additional goodwill in the accompanying consolidated balance sheet as of September 30, 1998.

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

     In addition, the Company has adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128), which establishes standards for computing and presenting basic and diluted earnings per share. Previously presented earnings per share data for the three and nine months ended September 30, 1997 has also been restated to conform with the provisions of FAS 128.

     A reconciliation of the numerators and denominators of the basic earnings per share computations for the three and nine months ended September 30, 1998 and 1997 to the numerators and denominators of the diluted earnings per share computations for the respective periods follows:


                          Three Months Ended              Three Months Ended
                          September 30, 1998              September 30, 1997
                    -----------------------------   -----------------------------
                                             Per                             Per
                    Net Income    Shares    Share   Net Income    Shares    Share
                    ----------  ----------  -----   ----------  ----------  -----
Basic ............  $5,036,930  17,074,745  $0.29   $3,978,553  17,195,288  $0.23
Effect of Dilutive
Options and
Warrants .........        --       985,895  (0.01)        --       480,355   --
                    ----------  ----------  -----   ----------  ----------  -----
Diluted ..........  $5,036,930  18,060,640  $0.28   $3,978,553  17,675,643  $0.23
                    ==========  ==========  =====   ==========  ==========  =====


                            *     *     *     *     *


                           Nine Months Ended                Nine Months Ended
                           September 30, 1998               September 30, 1997
                    -------------------------------   -------------------------------
                                               Per                               Per
                    Net Income      Shares    Share   Net Income      Shares    Share
                    -----------   ----------  -----   -----------   ----------  -----
Basic ............  $14,245,369   17,059,691  $0.84   $10,789,461   17,289,727  $0.62
Effect of Dilutive
Options and
Warrants .........         --        912,667  (0.05)         --        235,646   --
                    -----------  -----------  -----   -----------  -----------  -----
Diluted ..........  $14,245,369   17,972,358  $0.79   $10,789,461   17,525,373  $0.62
                    ===========  ===========  =====   ===========  ===========  =====

     Stock options to purchase 4,500 shares of common stock at $21.59 per share were outstanding during the nine months ended September 30, 1998 but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common shares and, therefore, was antidilutive. These stock options expire in May 2008. All other options and warrants outstanding during the three and nine months ended September 30, 1998 were dilutive, and, therefore, were included in the computation of dilutive earnings per share for each of those periods.

5.  NEW PRONOUNCEMENTS

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The Company had no other comprehensive income items (as defined in SFAS No. 130) during the three and nine months ended September 30, 1998 and 1997.

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 131, which is effective for the year ending December 31, 1998, establishes standards for reporting information about operating segments, including related disclosures about products and services, geographic areas and major customers. SFAS No. 132, which is effective for fiscal years beginning after December 31, 1997, revises employers' disclosures about pensions and other postretirement benefit plans. SFAS No. 133, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, establishes accounting and reporting standards for derivative instruments and for hedging activities. These pronouncements are not expected to have a material impact on the financial position or results of operations of the Company.

6.  UNAUDITED INFORMATION

     The consolidated financial statements for the three and nine months ended September 30, 1998 and 1997 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year or in the future.


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

     Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc. ("AHP"), an indirect wholly-owned subsidiary of Principal Life Insurance Company ("Principal Life"), whereby certain payor clients were transferred to UP&UP. Principal Life owns approximately 38% of the Company's Common Stock. Effective September 1, 1997, UP&UP acquired the operations of AHP. The acquisition was accounted for as a purchase and, accordingly, the consolidated results of operations of the Company for the three and nine months ended September 30, 1997 include the results of operations of AHP since the effective date of the acquisition. Effective January 1, 1998, the operating infrastructure of UP&UP and AHP were fully integrated into a single business, administrative and financial reporting unit. During the second quarter of 1998, the Company completed the merger of the UP&UP and AHP individual provider networks into a seamless and fully integrated provider network.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Total revenue increased $4.2 million from $15.3 million in 1997 to $19.5 million in 1998. Provider network revenue increased by $3.9 million, from $10.3 million in 1997 to $14.2 million in 1998. This increase was attributable to the acquisition of AHP, the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's provider network. Because of the merger of the UP&UP and AHP provider networks, the Company is not able to quantify the portion of the increase attributable to the acquisition of AHP. At September 30, 1998, the provider network (including
AHP) consisted of direct contracts with approximately 14,000 medical facilities and approximately 142,000 physicians compared to approximately 13,300 medical facilities and approximately 123,000 physicians at September 30, 1997. Utilization management services revenue of $5.3 million in 1998 increased by approximately $379,000 when compared to 1997.

     Direct contract expenses increased by $0.6 million, from $7.4 million in 1997 to $8.0 million in 1998. Access fees to other provider networks as a percentage of provider network revenue decreased by 3.9%, from 10.5% ($1.1 million) in 1997 to 6.6% ($0.9 million) in 1998. This percentage decrease was attributable to the growth in the number of providers contracting directly with UP&UP and Payor Clients accessing more direct contracts. Other direct costs of services increased by approximately $0.7 million, from $6.0 million in 1997 to $6.7 million in 1998. The increase was primarily attributable to the acquisition of AHP effective September 1, 1997 and an overall increase in expenses of UP&UP resulting primarily from a significant increase in the number of employees subsequent to September 30, 1997 to accommodate growth in the provider network business, increased provider network development activities and the continued development of products and services. Because of the integration of the operations of UP&UP and AHP, the Company is not able to quantify the portion of the increase in expenses attributable to each of the components.

     General and administrative expenses increased by approximately $0.3 million, from approximately $1.6 million in 1997 to approximately $1.9 million in 1998. The increase was primarily attributable to the acquisition of AHP effective September 1, 1997 and an overall increase in expenses of UP&UP resulting from the addition of employees in the administrative and executive areas and an increase in professional fees for accounting and legal services. Because of the integration of the operations of UP&UP and AHP, the Company is not able to quantify the portion of the overall increase in expenses attributable to each of these two factors.

     Depreciation and amortization increased approximately $0.3 million from approximately $0.4 million in 1997 to approximately $0.7 million in 1998. The increase was primarily attributable to the depreciation expense and amortization of goodwill of AHP, as well as depreciation on increased capital expenditures to accommodate growth.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

     Total revenues increased by $14.6 million, from $42.6 million in 1997 to $57.2 million in 1998. Provider network revenues increased by $14.1 million, from $27.9 million in 1997 to $42.0 million in 1998. This increase was attributable to the acquisition of AHP, the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's provider network. Because of the merger of the UP&UP and AHP provider networks, the Company is not able to quantify the portion of the increase attributable to the acquisition of AHP. At September 30, 1998, the provider network consisted of direct contracts with approximately 16,900 medical facilities and approximately 142,000 physicians compared to approximately 13,300 medical facilities and approximately 123,000 physicians at September 30, 1997. Utilization management services revenues increased by approximately $494,000, from $14.7 million in 1997 to $15.2 million in 1998.

     Direct contract expenses increased by $4.4 million, from $20.3 million in 1997 to $24.7 million in 1998. Access fees to other provider networks as a percentage of provider network revenues decreased by 4.1%, from 12.4% ($3.4 million) in 1997 to 8.3% ($3.5 million) in 1998. This percentage decrease was attributable to the growth in the number of providers contracting directly with UP&UP and Payor Clients accessing more direct contracts. Other direct costs of services increased by approximately $4.2 million, from $16.0 million in 1997 to $20.2 million in 1998. The increase was primarily attributable to the acquisition of AHP effective September 1, 1997 and an overall increase in expenses of UP&UP resulting primarily from an increase in the number of employees subsequent to September 30, 1997 to accommodate growth in the provider network business, increased provider network development activities and the continued development of new products and services. Because of the integration of the operations of UP&UP and AHP, the Company is not able to quantify the portion of the increase in expenses attributable to each of the components.

     General and administrative expenses increased by approximately $1.2 million, from approximately $4.6 million in 1997 to approximately $5.8 million in 1998. The increase was primarily attributable to the acquisition of AHP effective September 1, 1997 and an overall increase in expenses of UP&UP resulting from an increase in the number of employees in the administrative and executive areas and an increase in professional fees for accounting and legal services. Because of the integration of the operations of UP&UP and AHP, the Company is not able to quantify the portion of the overall increase in expenses attributable to each of the components.

     Depreciation and amortization increased by approximately $0.9 million, from approximately $1.1 million in 1997 to approximately $2.0 million in 1998. The increase was primarily attributable to the depreciation expense and amortization of goodwill of AHP, as well as depreciation on increased capital expenditures to accommodate growth.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998 the Company had working capital of approximately $27.0 million. Net cash provided by operating activities increased by approximately $7.0 million, from $10.6 million for the nine months ended September 30, 1997 to $17.6 million for the nine months ended September 30, 1998. In March 1997, the Company entered into two lines of credit arrangements for loan commitments totaling $15 million, which is available to the Company at September 30, 1998. The Company has also entered into a $15 million term loan with a bank. As of September 30, 1998, the Company had repaid $2.25 million under the terms of the loan.

     The Company's primary capital resources commitment is to fund advances to Contracting Providers upon exercise of Prepayment Options granted to Contracting Providers. Depending on increases in claims volume and in the number of Contracting Providers and Payor Clients, the Company estimates that $2.5 million to $5.0 million could be required to fund Prepayment Options during the remainder of 1998. During June 1997, the Board of Directors of the Company approved a common stock repurchase program of up to $5 million. The Company canceled the common stock repurchase program as of February 1, 1998. As of September 30, 1998, the Company had repurchased 389,625 shares of its outstanding common stock under the program, at an aggregate purchase price of $3,537,023 and reissued 109,687 of the shares for an aggregate consideration of $791,460.

     The Company believes that its existing liquidity sources, anticipated funds from operations, and credit arrangements will satisfy its operating cash requirements for the next twenty-four months. However, in the event that the advances for Prepayment Options exceed the Company's currently anticipated estimates and/or other available sources of liquidity to fund such payments are not as great as anticipated, the Company could seek to borrow additional funds or issue additional equity securities to fund the balance of such advances. There can be no assurances that the Company will be able to effect any such additional borrowings or issue additional equity securities on acceptable terms.

IMPACT OF INFLATION

     Since the Company's revenues are based on medical costs, the impact of inflation on operating costs and expenses should be offset by the impact of inflation of medical costs.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS OR STOCK PRICES

     The Company's business is dependent upon a variety of factors, including its ability to enter into contracts with payors and providers on terms attractive to all parties and the absence of substantial changes in the health care industry that would diminish the need for the services offered by the Company.

     A significant portion of the Company's revenues is derived from a small number of Payor Clients and state governments. The Company's standard contract with a Payor Client or state government is generally for a one to two-year term, with automatic renewals on the anniversary date. However, certain contracts may be terminated by either party at any time, generally upon ninety days' notice or at the convenience of the state governments. These contracts are also subject to fee negotiations and revisions on an annual basis. As a result, Payor Clients could terminate or not renew contracts, or renew only with terms unfavorable to the Company. The loss of a contract with a major Payor Client and the inability to replace any such client with significant new clients could have a material adverse effect on the Company. Even if a Payor Client does not terminate its contract with the Company, the Company could experience a significant decrease in claims from a Payor Client as a result of the use of other provider networks or other managed care systems and/or the consolidation being experienced in the industry.

     The Company's contracts with Contracting Providers typically have a one-year term, renewable automatically for successive one year terms unless either party gives notice of intent not to renew. Either party to these contracts generally may terminate upon satisfaction of specified notice requirements. The termination of a significant number of contracts with Contracting Providers having a high volume of claims with the Company's Payor Clients, the inability to replace such contracts with contracts with similar Contracting Providers and/or the renegotiation of contracts resulting in reduced price concessions could have a material adverse effect on the Company. A number of health care providers and/or hospital systems are merging with or acquiring other hospitals or hospital systems to create large integrated delivery systems. The formation of these delivery systems may impact the future ability of the Company to contract directly with the individual hospital facilities or obtain price concessions at the same level currently obtained.

     The potential impact of all of the above factors is difficult for the Company to forecast, and these or other factors, such as sales of substantial amounts of the Company's common stock in the public market and changes in earnings estimates by securities analysts, could have a material adverse effect on the Company's business, financial condition, results of operations or stock price. Further, in recent years, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many companies, for reasons frequently unrelated to the performance of the specific companies. These fluctuations, as well as general economic, political and market conditions, could have a material adverse effect on the market price of the Company's common stock. There can be no assurances that the trading price of the Company's common stock will remain at or near its current level.

YEAR 2000 READINESS DISCLOSURE

     The Company is aware of the issues associated with the programming code in existing computer and software systems regarding the Year 2000. The Company, like other organizations, is in the process of assessing and modifying or replacing its information technology and non-information technology to ensure, to the extent within the control of the Company, their functionality with respect to the "Year 2000" millennium change and to identify and evaluate potential risks to the Company to the extent that Year 2000 problems not within the Company's control could impact the Company. The Company's primary computer systems operate from an IBM platform and were designed in the 1990's, generally with four digit year capability. With respect to non-information technology, all of the Company's facilities are relatively modern, post-1990, and are believed, based on the evaluation to date, not to have any significant Year 2000 problems. The Company has budgeted $1 million, as a conservative estimate of the maximum cost to it, to address "Year 2000 problems," and has presently spent approximately $250,000. The Company does not anticipate that material incremental costs will be incurred in any single future year. The Company anticipates that it will be substantially Year 2000 ready by July 1, 1999 and will spend the remainder of 1999 testing. In light of the Company's view that Year 2000 issues with respect to its information technology and non-information technology systems within its control will be adequately addressed by it and will not cause material disruption to the Company's operations, the Company does not intend to develop a contingency plan with respect to such system.

     However, the Company's operations are dependent to a substantial extent on the ability of its Payor Clients, and to a lesser extent, possibly its Contracting Providers, to address successfully their Year 2000 issues in connection with their claims processing. The Company has no guarantee, however, that its Payor Clients or Contracting Providers will be able to resolve all of their own Year 2000 problems in a timely manner. The Company has had discussions with its major Payor Clients and the Company believes, based on the meetings and other information available to it, that its major Payor Clients are aware of the Year 2000 issue and are expending significant resources to identify and resolve their Year 2000 problems. The Company could be materially and adversely affected as a result of Year 2000 problems incurred by Payor Clients or Contracting Providers or their inability to interface with the Company's systems, or as a result of unforeseen problems regarding the Company's own system. Since Year 2000 problems encountered, and their resolution by, Payor Clients and Contracting Providers are not subject to control by the Company, generally the Company cannot and has not developed contingency plans to address whatever problems might be encountered by those entities. The Company intends to continue to monitor to the best of its ability the likelihood of significant problems experienced by such entities which could materially affect the Company or its operations.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company, except as referenced in Note 2 to the Consolidated Financial Statements for the quarter ended September 30, 1998.

ITEM 2. CHANGES IN SECURITIES (Not Applicable)

ITEM 3. DEFAULTS UPON SENIOR SECURITIES (Not Applicable)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on June 4, 1998. The following matters were submitted to a vote of the stockholders:

1. The following individuals were elected to the Board of Directors for a three-year term with the indicated votes:

                                    For         Against        Abstain
                                ----------      -------        -------
       Bette B. Anderson        15,736,689        375           None
       Michael H. Gersie        15,736,689        375           None
       Kenneth J. Linde         15,736,689        375           None

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

     10.2 Employment Agreements between United Payors & United Providers, Inc. and each of Spiro A.
                Karadimas, S. Joseph Bruno and Michael A. Smith (1)
     10.3       Form of Indemnification Agreement (1)
     10.4 Stock Purchase Agreement between Preferred Health Choice and United Payors & United Providers, Inc. dated October 22,
                1996 (2)
     10.5 Warrants to Purchase 150,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 23, 1996 (3)
     10.6 Warrants to Purchase 168,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc. dated October 27, 1996 (3)
     10.7 Stock Purchase Agreement between United Payors & United Providers, Inc. and Principal Holding Company, a wholly-owned subsidiary of Principal Mutual Life Insurance Company, dated September 29, 1997 (4)
     10.8 Employment Agreement By and Between United Payors & United Providers, Inc., Thomas L. Blair, Chairman of the board and Chief Executive Officer of United Payors & United Providers, Inc., and Edward S. Civera (5)
     27.1 Financial Data Schedule As Of and For the Nine Months Ended September 30,1998
--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement as amended, Registration No. 333-3814, initially filed on April 19, 1996.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q for the quarter ended September 30, 1996.
(3) Incorporated herein by reference into this document from the Exhibits A-1 and A-2 to the Stock Purchase Agreement filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated October 13, 1997.
(5) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 1997.

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


                                          UNITED PAYORS & UNITED PROVIDERS, INC.
                                                      (Registrant)

Date: November 13, 1998            By:    /s/   THOMAS L. BLAIR
                                      ------------------------------------------
                                      Thomas L. Blair
                                      Chairman and Chief Executive Officer


Date: November 13, 1998            By:    /s/   EDWARD S. CIVERA
                                      ------------------------------------------
                                      Edward S. Civera
                                      President and Chief Operating Officer


Date: November 13, 1998            By:    /s/   S. JOSEPH BRUNO
                                      ------------------------------------------
                                      S. Joseph Bruno
                                      Vice President and Chief Financial Officer


Date: November 13, 1998            By:    /s/   EDUARDO V. FEITO
                                      ------------------------------------------
                                      Eduardo V. Feito
                                      Controller and Chief Accounting Officer