Form 10-K
period 1998-12-31
UNITED PAYORS & UNITED PROVIDERS INC
filed 1999-03-15
CIK 1012441

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

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

                                Not Applicable
              --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to 12(b) of the Act: None
Securities registered pursuant to 12(g) of the Act: Common Stock,$0.01 par value

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

The number of shares of Common Stock, par value $.01 per share, outstanding on March 1, 1999 was 17,553,803. As of March 5, 1999, assuming as fair value the last sale price of $24.50 per share on The Nasdaq Stock Market, the aggregate fair value of shares held by non-affiliates was approximately $124,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The Company's Proxy Statement for its annual meeting of stockholders to be held in June 1999, a definitive copy of which will be filed within 120 days of December 31, 1998, is incorporated by reference in Part III of this Report on Form 10-K.

                               TABLE OF CONTENTS

                                                                Page
                                                                ----
PART I
  Item 1.   Business...........................................   3
  Item 2.   Properties.........................................  14
  Item 3.   Legal Proceedings..................................  14
  Item 4.   Submission of Matters for a Vote of Security
            Holders............................................  14

PART II

  Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters................................  14

  Item 6.   Selected Consolidated Financial Data...............  15
  Item 7.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations................  16
  Item 7A.  Quantitative and Qualitative Disclosures About
            Market Risk (Included in Item 7)
  Item 8.   Financial Statements and Supplementary Data........  23
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure................  23

 PART III

  Item 10.  Directors and Executive Officers of the Registrant.  23
  Item 11.  Executive Compensation.............................  24
  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management.....................................  24
  Item 13.  Certain Relationships and Related Transactions.....  24

PART IV

  Item 14.  Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K................................  24

SIGNATURES

     THIS FORM 10-K, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE, CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, INCLUDING WITHOUT LIMITATION, STATEMENTS CONCERNING THE COMPANY'S OPERATIONS, ECONOMIC PERFORMANCE AND FINANCIAL CONDITION. THESE FORWARD-LOOKING STATEMENTS ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THE WORDS "BELIEVE," "EXPECT," "ANTICIPATE" AND OTHER SIMILAR EXPRESSIONS GENERALLY IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THEIR DATES. THESE FORWARD-LOOKING STATEMENTS ARE BASED LARGELY ON THE COMPANY'S CURRENT EXPECTATIONS AND ARE SUBJECT TO A NUMBER OF RISKS AND UNCERTAINTIES, INCLUDING, WITHOUT LIMITATION, THOSE IDENTIFIED UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND ELSEWHERE IN THIS FORM 10-K, INCLUDING THE DOCUMENTS INCORPORATED BY REFERENCE. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM RESULTS REFERRED TO IN THE FORWARD-LOOKING STATEMENTS. IN ADDITION, IMPORTANT FACTORS TO CONSIDER IN EVALUATING SUCH FORWARD-LOOKING STATEMENTS INCLUDE CHANGES IN EXTERNAL MARKET FACTORS, CHANGES IN THE COMPANY'S BUSINESS OR GROWTH STRATEGY OR AN INABILITY TO EXECUTE ITS STRATEGY DUE TO CHANGES IN ITS INDUSTRY OR THE ECONOMY GENERALLY. IN LIGHT OF THESE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCES THAT THE RESULTS REFERRED TO IN THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS FORM 10-K WILL IN FACT OCCUR. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT ANY FUTURE EVENTS OR CIRCUMSTANCES.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

  United Payors & United Providers, Inc. ("UP&UP" or the "Company") is a Delaware corporation which is the successor to an Iowa corporation organized in February 1995 by its Chairman and Chief Executive Officer, Thomas L. Blair, and an affiliate of Principal Mutual Holding Company ("Principal Mutual"). Effective December 31, 1995, the Company's original stockholders and a subsidiary of a stockholder contributed to the Company certain complementary businesses, including certain payor client contracts transferred to UP&UP under an agreement with America's Health Plan, Inc. ("AHP"), an indirect wholly owned subsidiary of Principal Mutual. Effective September 1997, the Company acquired the remaining operations of AHP from an affiliate of Principal Mutual. In October 1996, the Company acquired National Health Services, Inc. ("NHS"), a national health care utilization and case management services subsidiary; and in December 1998, the Company acquired ProAmerica Managed Care, Inc. ("ProAmerica"), which operates a national network of health care providers.

  UP&UP has developed a network of providers ("Provider Network") offering nationwide access to discounted health care services for payors of health care services who contract with the Company ("Payor Clients"). UP&UP enters into contractual arrangements with providers such as hospitals, ancillary facilities and physicians ("Contracting Providers") who agree to provide services on a discounted basis to its Payor Clients. These Payor Clients include traditional indemnity insurance companies, self-insured entities, unions and federal government health plans. UP&UP's Provider Network consisted of approximately 2,900 hospitals, 14,500 ancillary medical facilities and 153,000 physicians located in all 50 states and the District of Columbia as of December 31, 1998. In addition, as of that date, UP&UP had contracts with other local or regional Provider Networks which furnish Payor Clients with access to an additional 3,600 facilities (including approximately 475 hospitals) and 62,000 physicians. In 1998, approximately $2.4 billion of medical claims were processed utilizing UP&UP's Provider Network (and other local and regional networks accessed through UP&UP). UP&UP also provides management and administrative outsourcing services for Payor Clients with respect to their relationships with provider networks. In addition, UP&UP offers a broad array of utilization review and case management services through its subsidiary, NHS. NHS is the third largest independent utilization management company in the United States, based on annual acute in-patient admission volume.

  UP&UP derives its revenues primarily from the receipt of a percentage of the price concessions that its Payor Clients receive from the Contracting Providers in the UP&UP Provider Network, a percentage of cost savings realized by its Payor Clients using its network management services, monthly membership-based fees for utilization review services, and hourly fees for case management services. UP&UP's contracts do not assume obligations to Contracting Providers for payment of medical claims or to beneficiaries of Payor Clients for health care services. Consequently, UP&UP is not subject to health care underwriting risks.

  UP&UP's proprietary information systems capabilities and expertise are designed to facilitate the repricing of claims under its Provider Network contracts and promote the efficient transmission and processing of claims. UP&UP offers its Payor Clients and Contracting Providers access to an extensive, proprietary database of provider charges and other information regarding certain medical procedures by geographic area. In addition, certain Payor Clients are provided with an analysis of encounter and cost data for specific service areas.

  UP&UP has focused its marketing efforts on establishing relationships with Payor Clients who have a nationwide presence and represent, in the aggregate, large numbers of beneficiaries. As of December 31, 1998, UP&UP had contracts with approximately 500 Payor Clients, including health insurance companies, third party administrators, unions, self-insured entities and governmental agencies. UP&UP intends to continue to market to national payors because of the associated significant claims volume.

  UP&UP believes Contracting Providers participate in its Provider Network because:

     . Payor Clients include a significant number of major health care insurance companies, which collectively represent substantial claims volume to many Contracting Providers;

     . UP&UP offers a prepayment option (the "Prepayment Option") to certain Contracting Provider hospitals that can enhance their cash flow and liquidity;

     . Payor Clients are required to provide incentives, including shared cost savings or a reduction in deductibles, to encourage their beneficiaries to use Contracting Providers;

     . UP&UP's consistent and reliable communications contribute to the prompt processing of claims for Contracting Providers by Payor Clients, increase information flow to Contracting Providers and enable more accurate accounting by Contracting Providers; and

     .  Contract terms generally require timely payment of claims.

  UP&UP believes that its Payor Clients subscribe to its Provider Network because:

     . Individual Payor Clients recognize the value of UP&UP's ability to focus the combined purchasing power of all of its Payor Clients in negotiating discounts with Contracting Providers, which generate substantial cost savings for the Payor Clients, and thereby enhance the ability of Payor Clients to offer competitively-priced health insurance products;

     . UP&UP has a national Provider Network which can service national clients having multi-site accounts;

     . Some Payor Clients lack either the critical mass, knowledge or technology needed to effectively contract with providers on a national basis and build a national network;

     . Some Payor Clients determine it is more cost effective to contract with UP&UP rather than develop their own national or local provider network; and

     . Payor clients are able to reprice efficiently a large volume of medical claims for the discounts offered by the Provider Network with the assistance provided by UP&UP's database management and information systems.

  UP&UP believes that its Payor Clients contract for its utilization and network management services because:

     . Payor Clients determine they can more efficiently manage costs through the clinical oversight performed by NHS' expert staff of nurses and physicians using its medical protocols and information systems;

     . NHS has demonstrated its ability to improve clinical outcomes and reduce costs for Payor Clients and their insured beneficiaries under its case management programs; and

     . Payor Clients can reduce certain of their management functions regarding their relationships with multiple provider networks by outsourcing these functions to UP&UP.

INDUSTRY OVERVIEW

  General

  The health care industry in the United States constitutes a substantial portion of the Gross National Product, with 1996 expenditures exceeding $1 trillion, according to the United States Health Care Financing Administration ("HCFA"). Of this total, hospital charges represented approximately $360 billion, and physician charges represented approximately $200 billion. HCFA estimates that annual United States health care expenses will grow to more than $2.1 trillion, or approximately 7% per year, by 2007.

  The health care industry is rapidly changing. Traditionally, health care services have been provided on a fee-for-service basis through a generally fragmented system of health care providers. As of January 1, 1996, there were approximately 6,400 hospitals, over 780,000 physicians and over 200,000 ancillary medical facilities according to HCFA. Historically, health insurers offering traditional indemnity fee-for-service insurance were the principal payors of health care benefits for employers and individuals. In response to escalating health care costs, managed care plans, such as health maintenance organizations ("HMOs"), have developed and expanded during the past two decades. More recently there has been a shift in health care insurance towards managed care products which provide more consumer choice than traditional, closed plan HMOs. According to a 1998 William M. Mercer report, approximately 29% of the health insured population in the United States is covered by traditional, closed plan HMOs, 58% is covered by more flexible managed care systems, such as preferred provider organizations ("PPO"), and similar plans, including point-of-service products, and 13% continues to be covered by traditional indemnity insurance plans.

  Trends

  Underlying the rapid changes which the health care industry has been undergoing are the following trends:

  Demand for More Flexible Health Care Insurance. Employers and beneficiaries of health plans are demanding lower cost health insurance plans with greater patient flexibility (e.g., fewer provider restrictions) than is provided by traditional HMOs. Employers and beneficiaries of health plans also are seeking the ability to access providers across wider geographic areas in response to decentralization and other trends in the workplace. As a result, there has been a series of innovations that combine the aspects of both the cost savings' benefits of managed care insurance with the provider choices afforded by traditional indemnity insurance. Managed care companies now offer PPOs and similar plans, including point-of-service plans and open-access plans that allow out-of-network usage, often at substantially higher out-of-pocket costs to the insured. A national network of health care providers offering services on a discounted basis promotes the ability of health care payors to offer cost effective flexible insurance plans which enable their health care beneficiaries significant flexibility in choosing their own health care providers.

  Continued Cost Containment Pressures. From 1994 to 1998, the average medical cost increase has exceeded the average premium increase. The reasons for increased medical costs are numerous and include an increased number of procedures, and an increased use and cost of pharmaceuticals and medical supplies. Demographic changes resulting in an increasingly larger percentage of the population being represented by the elderly have magnified these increases. These cost increases have occurred despite significant cost containment efforts through expansion of traditional, closed plan HMOs and other managed care arrangements. Recently, demand for more flexible insurance plans has limited the further expansion of HMOs and the ability to control costs through stringent managed care structures. As a result, payors of medical claims continue to seek cost savings opportunities.

  Emergence of Nationwide Service in Response to Customer Needs. Health care payors are seeking to offer insurance plans that address customer needs on a nationwide basis. In addition, payors are seeking to generate greater revenues and profits from existing client relationships, especially large employers, by capturing additional employees who are outside of the payors' traditional core marketplace. As a result, payors are finding it increasingly important to have an established national provider network through direct contracting or through establishing a relationship with provider networks. National payors are increasingly relying on contractual arrangements with other companies to: (i) produce meaningful cost savings on medical claims; (ii) expand the provider network available to their health care beneficiaries to a larger number of geographic regions; and (iii) reduce their administrative costs.

  Information Technology-Driven Efficiencies. In order to influence and control health care costs, payors and providers need the ability, either directly or through a third party, to monitor health care encounters and corresponding costs and process their claim volume in a cost-efficient manner. Thus, there is a need for information technology systems that have the ability to: (i) interface with a wide variety of medical claims processing systems; (ii) track provider cost and clinical outcome data; (iii) analyze the tracked data; and (iv) process high volumes of medical claims.

STRATEGY

  UP&UP's strategic objective is to enhance its position as a leading contractor with health care payors by offering a comprehensive array of services which can be customized to address specific Payor Client needs to maximize their cost savings. To achieve this objective, the Company seeks to: (i) increase Provider Network claims volume; (ii) establish relationships with new Payor Clients;
(iii) expand its utilization and network management services business; and (iv) broaden its portfolio of complementary services. The Company intends to pursue these objectives through internal means as well as through acquisitions.

  Increase Provider Network Claims Volume

  Existing Payor Clients. The Company believes significant growth opportunities exist to capture greater claims volume from its existing base of Payor Clients, which includes many of the leading indemnity insurers in the United States. UP&UP plans to achieve this by expanding its Provider Network to increase the number of claims covered by its Payor Clients eligible for the Company's discount. The Company uses its information systems capability to identify those providers which represent the highest claims volumes for the Company's Payor Clients, but which do not have contracts with the Company. UP&UP then uses its base of high volume Payor Clients, its Prepayment Option and its other services to market to those providers.

  The Company also seeks to increase claim volumes with existing Payor Clients by: (i) increasing utilization of the Provider Network by a greater variety of insurance plans offered by the Payor Client; (ii) persuading Payor Clients to use a greater portion of the Provider Network, particularly the 153,000 physician network primarily obtained in the Company's acquisition of AHP; (iii) maintaining competitive discounts with Contracting Providers by leveraging its Payor Client-base; (iv) continuing to provide high quality service to both Payor Clients and Contracting Providers, and minimizing complexity and errors in billing, while maximizing efficiency; and (v) providing incremental high quality services, such as electronic claims transmission and customized provider database analysis utilizing its information systems.

  New Payor Clients. The Company actively markets its Provider Network and technological expertise to attract new Payor Clients. The Company's marketing efforts target large payors who could achieve significant cost savings from the Provider Network based on their volume of claims. In 1998, the Company added 381 Payor Clients, including 335 Payor Clients through the acquisition of ProAmerica.

  Expand Utilization and Network Management Services Business

  The Company also markets NHS's existing utilization management services to existing and potential Payor Clients. The Company considers mid-tier insurance companies and insurance plan administrators as its primary market for these utilization management services. In addition, NHS continues to develop new case management services. During 1998, NHS added one Payor Client. Also, the Company intends to continue to market its Provider Network management services, which are designed to address the preference of Payor Clients to deal with as few intermediaries as possible in their provider network arrangements. The Company believes that its network management services are complementary to its Provider Network and furnish an opportunity for the Company to sell its array of services and establish multiple links with its existing Payor Clients.

  Acquire Complementary Services

  The Company continues to pursue possible acquisition opportunities which would supplement its own expansion of services or would complement its existing array of services. For example, UP&UP entered into an agreement to acquire a savings bank and most recently acquired ProAmerica in December. In particular, the Company intends to consider possible acquisitions of other local provider networks, which would increase its core business, and to expand its utilization review and case management services.

SERVICES PROVIDED

  National Provider Network

  General. As of December 31, 1998, UP&UP's Provider Network consisted of approximately 2,900 hospitals, 14,500 ancillary health care facilities, and 153,000 physicians located in all 50 states and the District of Columbia. In addition, as of that date, the Company had contracts with other local or regional provider networks which furnish Payor Clients with access to an additional 3,600 facilities (including approximately 475 hospitals) and 62,000 physicians. The Provider Network is designed to meet the medical, financial and geographic needs of Payor Clients by enabling the health care beneficiaries of such Payor Clients to access cost effective health care services nationwide or in particular geographic regions. Price concessions are individually negotiated with each Contracting Provider (or Contracting Provider group) and generally consist of discounts from billed charges or per-diem rates. The Company believes its ability to obtain price concessions for its Payor Clients results from its ability to focus the aggregate claims volume of its Payor Clients and, with respect to Contracting Provider hospitals, from the Prepayment Option. The Provider Network accounted for approximately 74% of the Company's total revenue for 1998.

  Prepayment Option Program for Hospitals. UP&UP offers Contracting Provider hospitals interest-free cash advances through the Prepayment Option. The Prepayment Option provides tangible benefits to hospitals in the form of increased liquidity, and helps establish long-term financial linkages between Contracting Provider hospitals and the Company. The Prepayment Option demonstrates the financial commitment UP&UP makes to its Contracting Provider hospitals. The Company's payment under a Prepayment Option is made at the option of the Contracting Provider hospital, either at the beginning of a contract period based on an estimate of claims volume or at the end of the contract period based typically upon one-twelfth of the hospital's actual claims volume with health care beneficiaries of the Company's Payor Clients in the preceding 12-month period. Hospitals exercising a Prepayment Option are obligated to repay the amount of the advance, without interest, within 30 days of the termination by either party of the contractual relationship. This repayment obligation creates a cash flow consideration for those hospitals which decide to leave the Provider Network. In many cases, UP&UP retains the right to reconcile claims due to a Contracting Provider against such Contracting Provider's obligation to repay the Prepayment Option.

  Automated Claims Repricing. UP&UP has developed a proprietary information system that allows each Payor Client to automatically reprice a high volume of claims. The Company has installed its proprietary software and related business processes in the facilities of most of its large Payor Clients to allow those clients to perform their own claims repricing. UP&UP also offers each Payor Client the option of electronically transmitting claims to the Company's information systems, for the Company to reprice those claims, and then transmit the repriced claims back to the Payor Client. The Company's repricing system is continually updated to ensure that Payor Clients realize the maximum amount of savings to which they are entitled. Currently, the Company's software systems interfaces have been installed in 20 Payor Clients and an additional 20 Payor Clients reprice their claims through a remote dial-up with UP&UP's systems. These Payor Clients represented approximately 72% and 8%, respectively, of the Provider Network's annualized claims volume for 1998. In addition to these claims repricing services, UP&UP can also serve as a payment agent on behalf of the Payor Client and send payments to Contracting Providers, for which additional service UP&UP typically receives a larger percentage of the savings generated.

  Single-Source Interface. The Company also has the systems capabilities to allow a Payor Client to utilize the Company as a single source interface with all of its provider networks. The Company also can incorporate PPOs into its Provider Network to enable a Payor Client to create health insurance plans that utilize a network of providers tailored specifically for specific health insurance plans.

  Provider Database. The Company maintains and updates a provider database that tracks reimbursement rates, charges per day, occupancy rates, and the volume of medical claims being generated by each Contracting Provider for each Payor Client. This database is available to all Payor Clients to assist them in evaluating which providers may be most cost effective for various geographic areas, medical procedures, and types of care. This provider database also assists the Company in the performance of its network management services.

  Network Management Services. The Company offers network management services whereby it assumes all or a portion of the administration of a Payor Client's relationships with provider networks, including evaluating prospective provider organizations, negotiating access agreements with provider organizations and providing day-to-day support in billing and dispute resolution. Services offered by the Company include: (i) access analysis services, which include identifying which provider organization should be used and the repricing of claims pursuant to the applicable contractual arrangements; (ii) network development services, which include identifying cost saving opportunities obtainable from alternative provider organizations and negotiating arrangements with those organizations;
(iii) database management services, which include developing and updating tracking processes to ensure timely claims flow and payments; and (iv) directory management services, which include arranging production and distribution of provider directories to be used by the Payor Client's insured population and providing toll-free locator services which provide comprehensive listings of all participant providers, differentiated by product, geography and coverage.

  Utilization Management Services

  The Company, through NHS, provides health care utilization review and case management services for Payor Clients. Payor Clients can outsource their utilization review and/or case management services in whole or in part to NHS. NHS clinical personnel perform prospective and concurrent utilization reviews of medical cases in order to ensure that appropriate medical care is provided while avoiding unnecessary procedures or hospitalizations. The Company also provides catastrophic case management, professional clinical opinions, ancillary therapy review and physician consultations. These utilization review and case management services are provided by a staff which includes 138 full-time registered nurses, a full-time medical panel of 11 physicians and an 81 member sub-specialty consulting physician panel. The NHS staff also analyzes and interprets utilization data in order to identify and recommend the implementation of treatment strategies that are designed to maximize the effectiveness of health care dollars spent. The Company utilizes proprietary software, CareReview(R), which integrates three critical modules: hospital admission pre-certification, triage and medical case management. In 1998, the Company performed over 710,000 utilization reviews and provided specialized management for 18,000 cases on behalf of 19 Payor Clients. NHS accounted for approximately 26% of UP&UP's revenues for 1998.

  The Company considers its primary market for outsourced utilization review and case management services to be mid-tier insurance companies. NHS promotes a "center of excellence concept" whereby it customizes its services to the needs and standards of a particular client, including the applicable medical protocols and software, and dedicates staff to a particular client to promote understanding and application of the client's specific requirements. The Company offers sub-specialty case management programs in the areas of high risk pregnancies, cardiovascular problems and asthma and intends to develop and market other disease management programs for such problems as diabetes. The Company may seek to pursue acquisitions or alliances with other companies that provide similar services, for example, a pharmacy management program.

FEDERAL SAVINGS BANK

  The Company on October 6, 1998 entered into an agreement to acquire for $2.5 million, Baltimore American Savings Bank, a federal savings bank (the "Bank"), and Quantum Financial Holdings, Inc., its parent holding company, having total assets of approximately $27 million, subject to the approval of shareholders of the holding company and federal banking regulators. The holding company had a net income of $18,000 for 1997 and a net loss of $189,000 for the first nine months of 1998. This acquisition would promote the Company's strategy to develop an accounts receivable financing product for hospitals that would complement the Company's Prepayment Option. After its acquisition, the Company intends that the Bank would continue its traditional community oriented lending activities. In addition, however, the Bank would serve as an incubator to develop hospital accounts receivable financing business. The Bank initially would focus on the financing of claims to be reimbursed by commercial insurance companies. These insurance companies could be Payor Clients.

  The Bank is subject to extensive regulations, supervision and examination by the Office of Thrift Supervision (the "OTS") and the Federal Deposit Insurance Corporation (the "FDIC"). Upon acquisition of the Bank, the Company would become a savings and loan holding company, subject to supervision and examination by the OTS. UP&UP would be a unitary savings and loan holding company, if the current control of UP&UP by Principal Mutual is divested, as proposed. As a unitary savings and loan holding company, UP&UP generally will not be restricted under existing laws as to the type of business activities in which it may engage, provided the Bank continues to meet the standards as a qualified thrift lender. Nevertheless, the OTS will have enforcement authority over the Company and its non-savings association subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

  There can be no assurance that the Company's acquisition of the Bank will be approved by the OTS. The Company believes such approval will be given only, among other things, if the OTS is satisfied as to the arrangements by Principal Mutual to divest control of the Company within the meaning of the Holding Company Act. Principal Mutual already is a unitary savings and loan holding company.

  In connection with the Company's proposed acquisition of the Bank and its parent holding company, Principal Mutual, which, at December 31, 1998 owned 6,600,000 shares or approximately 38.6% of the Company's outstanding common stock, proposes to divest control of the Company within the meaning of the Savings and Loan Holding Company Act, and the four directors of the Company who may be considered to be affiliated with or nominated by Principal Mutual, will resign from the Board of Directors of the Company. To accomplish, in part, such divestiture of control, on February 25, 1999, Principal Mutual, sold 4,500,000 shares (the "Principal Shares") of common stock of the Company, or approximately 25.6% of the outstanding shares, to a trust (the "Trust"). Principal Mutual received from the Trust $13,225,000 in cash and trust certificates entitling it to the proceeds from the sale of the Principal Shares. At the same time, the Trust agreed to sell the Principal Shares to Thomas L. Blair, the Chairman and Chief Executive Officer of the Company, on or before four years from the date of the transfer of the Principal Shares to the Trust.

HEALTH EXTRAS

  HealthExtras LLC ("HealthExtras") is a company that was founded by Thomas L. Blair and Principal Mutual. UP&UP has no ownership interest in HealthExtras. HealthExtras provides catastrophic benefits to plan members related to permanent disability. HealthExtras intends to develop additional products that supplement an individual's primary health coverage.

  UP&UP has a royalty agreement with HealthExtras that was effective January 1, 1999. The royalty agreement provides UP&UP with a per member/per month ("PMPM") royalty fee in exchange for UP&UP granting HealthExtras members access to its Provider Network at no fee over a four-year period. The royalty fee initially starts at $1.00 PMPM in year one and increases to $1.50 PMPM in year four. The royalty fee is based upon the tenure of each member participating in the HealthExtras program. It is likely that any future HealthExtras product development will integrate the use of the Provider Network.

  UP&UP also provides administrative services to HealthExtras at cost. These services relate to operating, marketing and financial staff, as well as office space and telecommunication services.

CONTRACTS WITH PAYORS AND PROVIDERS

  The following discussion summarizes certain provisions typically included in the various contractual arrangements of the Company.

Provider Network

  Payors. UP&UP enters into contracts with Payor Clients, including indemnity insurance companies, government health plans and self-insured companies and unions. Under these contracts, the discounted rates negotiated by UP&UP with its Contracting Providers may be applied to medical services rendered to persons eligible under a Payor Client's health insurance plan. Frequently, the contracts obligate Payor Clients to make all reasonable efforts to promptly reimburse (generally within 30 days of receipt of a clean claim) Contracting Providers for such claims. Some contracts also require Payor Clients to provide to UP&UP documentation regarding their insurance plan features, methods of identifying covered persons, service relationships and other information relevant to the processing of those claims which take advantage of discounts from Contracting Providers.

  Under its Payor Client contracts, UP&UP is entitled to fees which are usually derived from a percentage of the Payor Clients' savings (i.e., the difference between the Payor Clients' payment obligations prior to receipt of discounts through the Provider Network and the Payor Clients' payment obligations after such application.) Frequently, UP&UP commits to target and attempt to contract with additional providers identified by Payor Clients and to use its best efforts to maintain its Provider Network. Frequently, the contracts require UP&UP to obtain confirmation from, or contractually require that, Contracting Providers meet appropriate accreditation and state licensing requirements. These contracts also set forth the respective obligations of UP&UP and the Payor Clients with regard to the repricing of claims, particularly identifying detailed delivery schedules for repriced claims data depending on whether the Payor Client or UP&UP has assumed primary responsibility under the contract for such repricing.

  Payor contracts typically include a cross-indemnity provision for losses, damages and expenses incurred as a result of acts or omissions related to duties performed under the agreements. The contracts frequently require UP&UP to maintain liability insurance for claims that may arise from performance of its obligations under the agreements. In addition, the contracts also contain mutual confidentiality undertakings. Payor Client contracts typically have a one-year term and renew automatically for an additional one-year term on each anniversary date unless either party gives notice of termination by a specified date (usually 30 or 90 days) prior to any such anniversary date. Either party may terminate the contract for material breach and, in most instances, for any reason upon expiration of a specified notice period (usually 30 or 90 days).

  A significant portion of UP&UP's revenues are derived from a small number of payor clients. In 1998, Conseco, Inc. accounted for approximately 16% of revenues, the Department of Health and Human Services of the State of Kentucky accounted for approximately 11% of revenues and, an affiliate of Principal Mutual accounted for approximately 10% of revenues. The loss of a contract with a major Payor Client and the inability to replace any such client with significant new clients could have a material adverse effect on UP&UP.

  Providers. UP&UP enters into contracts with those providers of medical services, including hospitals, physicians and physician groups, that participate in its Provider Network. Under these contracts, Contracting Providers agree to render services to persons eligible under UP&UP's Payor Clients' health benefit programs, subject to the availability of facilities and services, and to accept as payment for these services an amount equal to the negotiated discounted fees. The discount typically ranges from 5% to 30% of billed charges. In instances in which a Contracting Provider hospital has elected to exercise the Prepayment Option, the contracts require UP&UP to establish a prepaid balance with the hospital in an amount equal to the monthly average of the previous 12 months' charges for covered services on covered persons or to a mutually agreed-upon one-month estimate. The agreements obligate the hospital to repay to UP&UP the prepaid balance within 30 days of termination of the agreement. Many Contracting Provider hospital contracts also provide that "clean claims" not paid within 30 days of receipt must be paid at the hospital's non-discounted rate.

  The contracts also require Contracting Providers to meet applicable licensing and certification requirements and accreditation standards. Generally, the contracts require Contracting Providers to use their best efforts to participate in the utilization review and necessity of care evaluation programs, coordination of benefit activities and other cost containment activities provided for under each Payor Clients' health benefit program. The contracts also generally obligate UP&UP to use its best efforts in encouraging each Payor Client to create incentives for covered persons to use Contracting Providers. The contracts typically require Contracting Providers, and in some cases UP&UP, to maintain liability insurance in specified minimum amounts or in amounts required by applicable state law. In addition, the contracts often mandate both Contracting Providers and UP&UP to maintain the confidentiality of the medical records of persons covered under the Payor Clients' benefit plans. The contracts typically include a cross-indemnity provision for losses, damages and expenses incurred as a result of acts or omissions related to duties performed under the contracts. The contracts typically have a one-year term and renew automatically for an additional one-year term on each anniversary date unless either party gives notice of termination by a specified date (usually 90 days) prior to any such anniversary date. Either party may terminate the contract for material breach and, in most instances, for any reason upon expiration of a specified notice period (usually 30 or 90 days).

  Other Provider Networks. UP&UP enters into contracts with other provider networks ("Other Provider Networks"). UP&UP's contracts with Other Provider Networks provide UP&UP's Payor Clients access to the providers covered by such Other Provider Networks at the discounted rates available from such Other Provider Networks. Under these contracts, UP&UP agrees to pay the Other Provider Networks either a percentage of the fees to which UP&UP is entitled to be paid by its Payor Clients from claims processed through the Other Provider Networks or a percentage of savings realized by the Payor Client from claims processed through the Other Provider Networks. Pursuant to these contracts, UP&UP, generally, is prohibited from soliciting any Payor Client with whom an Other Provider Network currently has contractual relationships during the term of the contract and for one year thereafter and from soliciting certain providers identified by an Other Provider Network. The contracts with Other Provider Networks prohibit UP&UP from providing access to those networks to payors who are not Payor Clients of UP&UP covered by the contract with the Other Provider Network. These contracts generally provide that the failure by an UP&UP Payor Client to promptly reimburse an Other Provider Network medical provider may result in the loss of contractual fee discounts.

  The contracts with Other Provider Networks typically include a cross-indemnity provision for losses, damages and expenses incurred as a result of acts or omissions related to duties performed under the agreements and in some instances require both the Other Provider Network and UP&UP to maintain liability insurance in specified minimum amounts. In addition, the contracts also require both the Other Provider Network and UP&UP to maintain the confidentiality of the medical records of persons covered under Payor Client benefit plans and any proprietary information of the other party. These contracts typically have initial terms of one to three years and renew automatically for an additional one-year term on each anniversary date unless either party gives notice of termination by a specified date (usually 90 days) prior to any such anniversary date. Either party may terminate the contract for material breach and, in most instances, without cause upon expiration of a specified notice period (usually 30 or 90 days).

Network Management

  Under its network management contracts, UP&UP is entitled to fees which may consist of a percentage of savings realized by the Payor Client due to UP&UP's management services and/or fixed monthly payments. Fees for the production and distribution of provider directories are based on cost plus a fixed margin. These contracts typically include a cross-indemnity provision for losses, damages and expenses incurred as a result of acts or omissions related to duties performed under the agreements and, in some instances, require both the network management client and UP&UP to maintain liability insurance in certain specified minimum amounts. In addition, these contracts include mutual confidentiality undertakings.

Utilization Management

  The Company's utilization management contracts typically identify (a) the types of services to be provided, (b) a schedule for the delivery of reports, in form and detail determined by the client, (c) detailed performance targets and
(d) the fees to be paid to UP&UP for such services. The Company's utilization review contracts pertaining to the review of medical necessity and appropriateness of the allocation of health care resources establish fees for UP&UP on the basis of number of contacts, time expended or number of covered persons. On a limited basis, the Company has contracted for its utilization review services under terms that impose fee reduction penalties for failure to meet negotiated savings targets and fee incentives for exceeding such targets. Case management revenues is generally based on fee for service or hourly rates over the term of the contractual agreements.

  These contracts typically include a cross-indemnity provision for losses, damages and expenses incurred as a result of acts or omissions related to duties performed under the agreements. The contracts typically require both the Payor Client and UP&UP to maintain certain liability insurance in specified minimum amounts. In addition, these contracts also include mutual confidentiality undertakings.

COMPETITION

  The health care industry is fragmented, competitive and evolving. The Company potentially competes with any entity that contracts with Payor Clients to offer them a means to contain or reduce the cost of their medical claims expenses. Existing or potential competitors include HMOs, PPOs, physician hospital organizations and other managed care providers.

  The health care industry is considered to be a growing industry and may attract additional competitors of the Company. In addition, many Payor Clients have developed or may in the future develop their own provider networks, utilization and management services, and other services similar to those offered by the Company. Alternatively, Payor Clients are seeking to develop or expand managed care type insurance which eliminate or reduce the need for access to the Company's provider network. Likewise, Contracting Providers could elect to contract directly with Payor Clients. These actions could have an adverse effect on the business of the Company. With respect to utilization review and case management services, NHS competes principally with national and regional utilization review and case management providers and with internal departments of large payors that provide these services.

  Several potential competitors are significantly larger and better capitalized than the Company. Many competitors and potential competitors have ongoing access to greater resources, provide a more comprehensive range of services, and have greater experience in providing those services than the Company. Furthermore, various competitors and potential competitors have longer term business relationships with payors and providers than does the Company.

GOVERNMENT REGULATION

  General. As an entity conducting business within the health care industry, the Company's operations are potentially subject to extensive and increasing regulation by a number of governmental entities at the federal, state and local levels. The Company and its affiliates are also subject to laws and regulations relating to business corporations in general. The Company believes its operations are in material compliance with applicable laws as currently interpreted. Nevertheless, because of the structure of the Company, certain aspects of the Company's current or anticipated business operations could fall within the regulatory oversight of federal or state authorities, and there can be no assurances that a review of the Company's business by courts or regulatory authorities will not result in a determination that could have a material adverse effect on the Company's business, financial condition, or results of operations. There also can be no assurances that the regulatory environment in which the Company operates will not change significantly in the future, which change could restrict the Company's existing operations, expansion, financial condition or opportunities for success.

  Health Care Reform. The agencies and legislative bodies of states and the federal government recently have focused significant attention on reforming the health care system in the United States. Within the past several years, a broad range of health care reform measures have been introduced in Congress and in certain state legislatures. Additional health care reform measures have been brought before the public in state voter initiatives. These initiatives range from those that would tend to encourage managed care, such as allowing physician and hospital groups to accept risk, to those that would impede managed care, such as mandating that any willing provider could participate in any health plan. Among the proposals that have been considered are cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, requirements that all businesses offer health insurance coverage to their employees and the creation of a single government health insurance plan at the state or federal level that would cover all citizens. Legislative interest recently has focused on the effect of managed care reimbursement mechanisms on health care service utilization and quality of service. It is not clear at this time what proposals, if any, will be adopted or, if adopted, what effect, if any, such proposals would have on the Company. Certain proposals, such as containment of health care costs that could include a freeze on prices charged by physicians, hospitals or other health care providers, could have a material adverse effect on the Company's business, financial condition or results of operations. There can be no assurances that currently proposed or future health care legislation or policies or other changes in the administration or interpretation of governmental health care programs, laws, regulations or policies will not have a material adverse effect on the Company's business, financial condition or results of operations.

  State Licensure. The Company's subsidiary, NHS, maintains utilization management certification in all states in which it is required to do so and monitors state legislation on a regular basis to ensure ongoing compliance.

  The Company believes that its other current business activities are not subject to state licensure, other than such general business licensure as may be required of all domestic or foreign business corporations in a jurisdiction. However, it is possible that regulatory authorities in some states might conclude that some of the Company's activities subject it to licensure as a PPO or similar entity. In some states, such licensure may be conditioned on the licensed entity engaging in practices, such as quality assurance or utilization review, that are beyond the scope of the Company's current or anticipated operations. Although the Company believes that, in general, it would be able to modify its operations to obtain any licenses that were deemed to be required, there can be no assurances that the Company would be able to modify its operations, or otherwise obtain or maintain any such licenses.

  ERISA Regulation. It is possible that in the usual course of its business the Company could be deemed to provide services to employee benefit plans regulated under the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), including self-insured health benefit plans. Recently, the United States Department of Labor ("DOL"), the federal agency that administers ERISA, has been auditing certain insurance companies in connection with their practices involving medical provider discounts and the transfer of those discounts to self-insured ERISA plans. In connection with these audits, DOL has indicated that the negotiation and administration of provider discount arrangements by these insurance companies for the benefit of ERISA plans could constitute the activities of an ERISA fiduciary. Although the Company believes that its practices relating to provider discount arrangements are beyond the scope of ERISA regulation, there can be no assurances that DOL or some other person would not assert that the Company acts as an ERISA fiduciary with respect to its limited activities for self-insured ERISA plans. In the event that the Company were deemed to be an ERISA fiduciary, the Company believes that it would be viewed as being in compliance with applicable ERISA rules.

  In a recent decision interpreting a health insurance policy under ERISA, a federal district court invalidated a PPO discount taken by an insurance company where the applicable insurance policy did not provide for the utilization by the insured of the PPO in question. HCA Health Services of Georgia, Ins. Co., 22
F. Supp.2d 1390 (N.D.Ga. 1998). The Company does not believe that this case will have any material impact on its business operations. The Company believes that the contractual arrangements between Payor Clients and their insureds permit the discounts taken through the Provider Network.

  Anti-Remuneration Laws. Medicare and Medicaid law provides civil and criminal penalties for paying or receiving any remuneration to induce the referral of Medicare or Medicaid patients, or to induce the purchase or the arranging for, or recommending of, the purchase of items or services for which payment may be made under Medicare, Medicaid or other federally-funded state health care programs. None of the Company's contracts with Payor Clients provide for access to Contracting Providers by Medicaid or Medicare beneficiaries. Several states also have similar laws which are not limited to services for which Medicare or Medicaid payment may be made. State laws vary and have been infrequently interpreted by courts or regulatory agencies. It is possible that enforcement officials could seek to review the fees paid to or by the Company to determine whether such fees should be deemed to be unlawful remuneration given indirectly by Contracting Providers in exchange for arranging for the referral of patients from their Payor Clients. While there can be no assurances that the Company's position would be upheld if challenged, the Company believes that their fee arrangements represent reasonable compensation for legitimate services actually provided to or by the Company and should not be deemed to be unlawful remuneration under these anti-remuneration laws.

EMPLOYEES

  As of January 31, 1999, the Company employed 486 people on a full-time basis. The Company believes that its relations with its employees are good. None of the Company's employees are represented by a union.

ITEM 2.   PROPERTIES

  The Company's principal executive office is located in Rockville, Maryland in approximately 22,000 square feet of leased space. The Company also leases approximately 29,300 square feet of office space in Louisville, Kentucky, approximately 19,217 square feet of office space in Bethesda, Maryland and approximately 22,000 square feet in Arlington, Texas. The Rockville, Maryland and the Louisville, Kentucky leases expire in 2001. The Bethesda, Maryland lease expires in 2007. The Arlington, Texas lease expires in 2003. The Company believes that its current facilities are adequate for its existing needs and that suitable additional space will be available as required.


ITEM 3.   LEGAL PROCEEDINGS

  On April 26, 1996, First Health Group (formerly known as HealthCARE COMPARE), a Delaware corporation and competitor of the Company, filed a civil complaint against the Company in the United States District Court for the Northern District of Illinois. The complaint, in its present amended form, is seeking permanent injunctive relief, as well as an unspecified amount of damages, and alleges violations of the Lanham Act, 15 U.S.C. Sections 1125(a)(1)(A) and
(a)(1(B), as well as common law claims of deceptive trade practices, fraud, interference with contract, interference with prospective economic relations and unfair competition. The complaint also seeks treble damages pursuant to the Lanham Act. The complaint is based upon allegations that representatives of the Company made false and misleading statements during contract negotiations with providers in order to cause them to join the UP&UP Network. In response to written requests and in depositions, the Plaintiff has alleged that it has suffered actual damages of approximately $41 million. The Company denies the allegations in the complaint and believes them to be without merit. The Company has asserted a counterclaim against the Plaintiff for violations of the Lanham Act, as well as common law claims for unfair competition, commercial disparagement and service mark cancellation. Fact discovery in the action is ongoing and the trial date has not yet been set by the Court. Based upon the available information, management believes that its potential liability, if any, arising from such litigation will not be material to the consolidated financial statements of the Company.

  The Company is also a party to other legal actions arising in the ordinary course of business. Management believes that damages arising from these actions, if any, will not be material to the consolidated financial statements of the Company. Nevertheless, there can be no assurance that any pending or future litigation to which the Company is or becomes a party, including the litigation involving First Health Group, will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS FOR A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders during the quarter ended December 31, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

  The common stock has been quoted on the Nasdaq National Market under the symbol "UPUP" since the Company's initial public offering in July 1996. The following table sets forth, for the periods indicated, the high and low sale prices for the common stock:

                                          High      Low
                                         ------    ------
1997
----
First quarter..........................  $ 9.50    $ 6.92
Second quarter.........................    9.50      7.83
Third quarter..........................   12.33      8.33
Fourth quarter.........................   14.25     11.33

1998
----
First quarter...............................   22.69     11.50
Second quarter..............................   24.38     19.00
Third quarter...............................   29.75     14.00
Fourth quarter..............................   29.63     14.25

1999
----
First quarter (through March 5, 1999).......   29.25     20.88

  On March 5, 1999, the last closing sale price of the common stock, as reported by the Nasdaq National Market, was $24.50 per share. As of March 5, 1999, the Company had approximately 1,050 stockholders of record. The Company did not pay any cash dividends in 1996, 1997 or 1998 and has no plans to do so in the foreseeable future.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA
          (In thousands, except per share data)/(1)/

  The following selected consolidated financial data as of and for the years ended December 31, 1998, 1997, 1996 and 1995 have been derived from the audited financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company, including notes thereto.

                                                          Years Ended December 31,
                                                   ----------------------------------------------
                                                     1998         1997         1996        1995
                                                   --------     --------     -------     --------
STATEMENT OF OPERATIONS DATA
Revenue
   Provider network.............................   $ 57,952       41,195     $31,259     $   877
   Utilization management services..............     20,497       19,833       4,190          --
                                                   --------     --------     -------     -------
      Total revenue.............................     78,449       61,028      35,449         877
                                                   --------     --------     -------     -------
Operating expenses
   Direct contract expenses.....................     33,524       29,173      15,295       2,238
   General and administrative...................      8,365        6,221       2,783         334
   Depreciation and amortization................      4,028        1,695         538         114
                                                   --------     --------     -------     -------
      Total operating expenses..................     45,917       37,089      18,616       2,686
                                                   --------     --------     -------     -------
Operating income (loss).........................     32,532       23,939      16,833      (1,809)
Other income, net...............................        729        1,426         971         699
                                                   --------     --------     -------     -------
   Income (loss) before income taxes............     33,261       25,365      17,804      (1,110)
Income taxes....................................    (13,682)     (10,388)     (7,158)        399
                                                   --------     --------     -------     -------
Net income (loss)...............................   $ 19,579     $ 14,977     $10,646     $  (711)
                                                   ========     ========     =======     =======
Net income (loss) per share - basic.............   $   1.15     $   0.87     $  0.70     $ (0.05)
Weighted average common shares - basic..........     17,065       17,239      15,189      13,200
Net income (loss) per share - diluted...........   $   1.09     $   0.86     $  0.70     $ (0.05)
Weighted average common shares - diluted........     17,981       17,486      15,193      13,200


                                                     1998         1997         1996        1995
                                                   --------     --------     -------     -------
BALANCE SHEET DATA
Working capital.................................   $ 27,147     $ 24,513     $28,113     $ 3,384
Total assets....................................    115,945       82,515      53,248      12,763
Long-term debt, including current portion.......     22,064       15,241         655         160
Total stockholders' equity......................     78,458       58,297      45,176       5,296

---------------
(1) All periods reflect the effect of the three-for-two stock split in the form of a stock dividend paid on May 4, 1998.

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

GENERAL

  UP&UP is a Delaware corporation which is the successor to an Iowa corporation organized in February 1995 by its Chairman and Chief Executive Officer, Thomas
L. Blair, and an affiliate of Principal Mutual. Effective December 31, 1995, the Company's original stockholders and a subsidiary of a stockholder contributed to the Company certain complementary businesses, including certain Payor Client contracts transferred to UP&UP under an agreement with AHP, an indirect wholly owned subsidiary of Principal Mutual.

  In October 1996, the Company acquired NHS, the Company's national health care utilization and network management services subsidiary. Effective September 1, 1997, the Company acquired the remaining operations of AHP from an affiliate of Principal Mutual. Effective December 1, 1998, the Company acquired ProAmerica, a national preferred provider network that operates a network of health care providers. The acquisitions of AHP, NHS and ProAmerica have been accounted for as purchases and, accordingly, the results of operations for AHP, NHS and ProAmerica have been included in the Selected Consolidated Financial Data since the effective date of the respective acquisitions.

  UP&UP has developed a network of providers offering nationwide access to discounted health care services for payors of health care services who contract with it. UP&UP enters into contractual arrangements with providers such as hospitals, ancillary facilities and physicians who agree to provide services on a discounted basis to its Payor Clients. The Payor Clients include traditional indemnity insurance companies, self-insured entities, unions and federal government health plans. UP&UP also provides management and administrative outsourcing services for Payor Clients with respect to their relationships with provider networks. In addition, UP&UP offers a broad array of utilization review and case management services through its subsidiary, NHS, the third largest independent utilization management company in the United States, based on an annual acute in-patient admission volume.

  UP&UP derives its revenues primarily from the receipt of a percentage of the price concessions that Payor Clients receive from the Contracting Providers in the Provider Network, a percentage of cost savings realized by Payor Clients using its network management services, monthly membership-based fees for utilization review services, and hourly fees for case management services. UP&UP's contracts do not assume obligations to Contracting Providers for payment of medical claims or to beneficiaries of Payor Clients for health care services. Consequently, UP&UP is not subject to health care underwriting risks.

  Effective January 1, 1998, the operating infrastructures of UP&UP and AHP were fully integrated into a single business, administrative and financial reporting unit. During the second quarter of 1998, the Company completed the merger of the UP&UP and AHP individual provider networks into a single, fully integrated provider network.

  Period-to-period comparisons are not necessarily meaningful due to the impact of acquisitions and formation transactions completed during the periods.

DIRECT CONTRACT EXPENSES

  Direct contract expenses include access fees paid by the Company for the utilization of other provider networks, marketing commissions, and other direct costs of services, such as personnel, related to repricing of claims, client services, and other costs incurred in connection with the generation of revenues and the development of the Company's

Provider Network. Direct contract expenses also include the costs of medical personnel (nurses and doctors) and other expenses related to utilization review and case management services. Marketing commissions are payable to consultants and marketing organizations who became entitled to such commissions for their role in obtaining contracts with certain Payor Clients.

GENERAL AND ADMINISTRATIVE EXPENSES

  General and administrative expenses include salaries and related costs for personnel involved in the administration of the Company and other costs, such as professional services and general overhead expenses.

RESULTS OF OPERATIONS

  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Total revenues increased by $17.4 million, from $61.0 million in 1997 to $78.4 million in 1998. Provider network revenues increased by $16.7 million, from $41.2 million in 1997 to $57.9 million in 1998. This increase was attributable to the acquisitions of AHP and ProAmerica, the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's Provider Network. Because of the merger of the UP&UP and AHP provider networks, the Company is not able to quantify the portion of the increase attributable to the acquisition of AHP. At December 31, 1998, the Provider Network consisted of direct contracts with approximately 17,400 medical facilities and approximately 153,000 physicians compared to approximately 14,700 medical facilities and approximately 125,000 physicians at December 31, 1997. Utilization management services revenues increased by approximately $0.7 million, from $19.8 million in 1997 to $20.5 million in 1998.

  Direct contract expenses increased by $4.3 million, from $29.2 million in 1997 to $33.5 million in 1998. Access fees to other provider networks as a percentage of Provider Network revenues decreased by 3.7%, from 11.8% ($4.9 million) in 1997 to 8.1% ($4.7 million) in 1998. This percentage decrease was attributable to the growth in the number of providers contracting directly with UP&UP and Payor Clients accessing more direct contracts. Other direct costs of services increased by approximately $4.5 million, from $24.3 million in 1997 to $28.8 million in 1998. The increase was primarily attributable to the acquisitions of AHP and ProAmerica and an overall increase in expenses of UP&UP resulting primarily from an increase in the number of employees to accommodate growth in the provider network business, increased provider network development activities and the continued development of new products and services. Because of the integration of the operations of UP&UP and AHP, the Company is not able to quantify the portion of the increase in expenses attributable to each of the components.

  General and administrative expenses increased by approximately $2.1 million, from approximately $6.2 million in 1997 to approximately $8.3 million in 1998. The increase was primarily attributable to the acquisitions of AHP and ProAmerica and an overall increase in expenses of UP&UP resulting from an increase in the number of employees in the administrative and executive areas and an increase in professional fees for accounting and legal services. Because of the integration of the operations of UP&UP and AHP, the Company is not able to quantify the portion of the overall increase in expenses attributable to each of the components.

  Depreciation and amortization increased by approximately $2.3 million, from approximately $1.7 million in 1997 to approximately $4.0 million in 1998. The increase was primarily attributable to the amortization of goodwill of AHP and other intangible assets and the depreciation of investments made to achieve the consolidation of the UP&UP and AHP operations and to enhance the information technology infrastructure in order to allow for future growth and capabilities.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Total revenues increased by $25.6 million, from $35.4 million in 1996 to $61.0 million in 1997. Provider Network revenues increased by $9.9 million, from $31.3 million in 1997 to $41.2 million in 1997. Of this increase, $5.8 million was attributable to the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's Provider Network. The remainder of the increase was attributable to the acquisition of AHP. At December 31, 1997, the Provider Network consisted of approximately 14,700 medical facilities and approximately 125,000 physicians compared to approximately 6,000 medical facilities and 12,000 physicians at December 31, 1996. Utilization management services revenues increased $15.6 million, from $4.2 million in 1996 to $19.8 million in 1997. The increase was attributable primarily to the inclusion of the operations of NHS for a full year in 1997 as compared to three months in 1996.

  Direct contract expenses increased by $13.9 million, from $15.3 million in 1996 to $29.2 million in 1997. Access fees to other provider networks as a percentage of Provider Network revenues decreased by 6.2%, from 18.0% ($5.6 million) in 1996 to 11.8% ($4.9 million) in 1997. This percentage decrease was attributable to the growth in the number of providers contracting directly with the Company, Payor Clients accessing more direct contracts and the negotiation of lower rates in agreements with other provider networks. Other direct costs of services increased by approximately $14.6 million, from $9.7 million in 1996 to $24.3 million in 1997. Of this increase, approximately $11.2 million was attributable to the acquisitions of NHS and AHP, which were acquired effective October 1, 1996 and September 1, 1997, respectively. The remainder of the increase was attributable to an overall increase in expenses resulting primarily from a significant increase in the number of employees to accommodate growth in the provider network business, increased provider network development activities and the continued development of new products and services.

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

  Depreciation and amortization increased by approximately $1.2 million, from approximately $0.5 million in 1996 to approximately $1.7 million in 1997. The increase was primarily attributable to the depreciation expense and amortization of goodwill of NHS and AHP, as well as depreciation on increased capital expenditures to accommodate growth.

LIQUIDITY AND CAPITAL RESOURCES

  At December 31, 1998 and December 31, 1997, the Company had working capital of approximately $27.1 million and $24.5 million, respectively. Net cash provided by operating activities increased by $9.2 million, from $13.3 million in 1997 to $22.5 million in 1998. In December 1998, the Company utilized the proceeds from a $10 million line of credit with a bank as part of the consideration paid for the acquisition of ProAmerica. In February 1999, the Company entered into a five-year $10 million term loan with the same bank and utilized the proceeds from the term loan to replenish the amount drawn under the line of credit.

  The Company's primary capital resources commitment is to fund advances to contracting providers upon exercise of Prepayment Options granted to contracting providers. Depending on increases in claims volume and in the number of Payor Clients and contracting provider hospitals electing to accept the Prepayment Option, the Company estimates that $15 million to $20 million could be required to fund the Prepayment Options during 1999. In 1997, the Board of Directors of the Company approved a common stock repurchase program of up to $5 million. The Company canceled the common stock repurchase program as of February 1, 1998. As of December 31, 1998, the Company had repurchased 389,625 shares of its outstanding common stock under the program, at an aggregate purchase price of $3.5 million, and reissued 116,474 of the shares for an aggregate consideration of $0.9 million.

  The Company believes that its existing liquidity sources, anticipated funds from operations, and credit arrangements will satisfy cash requirements for its operations for the next twenty-four months. However, in the event of additional acquisitions and/or in the event that the advances for Prepayment Options exceed the Company's currently anticipated estimates and/or other available sources of liquidity to fund such payments are not as great as anticipated, or in the event that, if acquired the Bank requires funding to maintain its capital requirements or to expand its business, the Company could be required to borrow additional funds or issue additional equity securities to fund the balance of such advances. There can be no assurances that the Company will be able to effect any such additional borrowings or issue additional equity securities on acceptable terms.

INTEREST RATE SENSITIVITY

  The Company is subject to interest rate risk on its short-term investments portfolio and its outstanding bank loans. The Company has determined that a 10% move in the current weighted average interest rates of its short-term investments and its outstanding bank loans would not have a material effect on the Company's financial position, results of operations and cash flows over the next fiscal year.

IMPACT OF INFLATION

  Since the Company's revenues are based on medical costs, the impact of inflation on operating costs and expenses should be offset by the impact of inflation of medical costs.

CERTAIN FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS OR STOCK PRICES

  A significant portion of UP&UP's revenues are derived from a small number of payor clients. In 1998, three payor clients accounted for approximately 37% of revenues. The loss of a contract with a major payor client and the inability to replace any such client with significant new clients could have a material adverse effect on UP&UP.

  UP&UP's contracts with its Payor Clients for access to the provider network generally permits the annual renegotiation of terms and permits either party to terminate the contract at any time upon satisfaction of notice requirements. Also, those contracts do not prohibit Payor Clients from entering into contracts with or utilizing other provider networks or developing their own provider networks. Therefore, even if a Payor Client does not terminate its contract with UP&UP, UP&UP could experience a decrease in claims from that Payor Client as a result of the use of their own provider networks, other provider networks, or other managed care systems. UP&UP's contract with the State of Kentucky is terminable for the convenience of the government.

  Furthermore, the health insurance industry has been experiencing significant consolidation, particularly consolidation designed to promote an increase in managed health care insurance programs, as opposed to the indemnity style programs for which the UP&UP provider network is most attractive. UP&UP believes these consolidation trends have in the past reduced utilization of the UP&UP provider network by particular health insurance programs, and, in the future, could further reduce utilization of the UP&UP provider network, as a result of both a decrease in the number of Payor Clients and a decrease in the need for payor clients to utilize the UP&UP provider network.

YEAR 2000 READINESS DISCLOSURE

  The Company is aware of the issues associated with the programming code in existing computer and software systems regarding the Year 2000. The Company, like other organizations, is in the process of assessing and modifying or replacing its information technology and non-information technology to ensure, to the extent within the control of the Company, their functionality with respect to the "Year 2000" millennium change and to identify and evaluate potential risks to the Company to the extent that Year 2000 problems not within the Company's control could impact the Company. The Company's primary computer systems operate from an IBM platform and were designed in the 1990's, generally with four digit year capability. With respect to non-information technology, all of the Company's facilities are relatively modern, post-1990, and are believed, based on the evaluation to date, not to have any significant Year 2000 problems. The Company has budgeted $1 million, as a conservative estimate of the maximum cost to it, to address "Year 2000 problems," and has presently spent approximately $300,000. The Company anticipates that it will be Year 2000 compliant by July 1, 1999 and will spend the remainder of 1999 testing. While there can be no guarantee, the Company believes that Year 2000 issues with respect to both the information technology and non-information technology systems within its control will be adequately addressed by it and will not cause material disruption to the Company's operations. The Company intends to monitor its progress towards addressing its Year 2000 issues successfully and intends to develop contingency plans if necessary.

  However, the Company's operations are dependent to a substantial extent on the ability of its Payor Clients, and to a lesser extent, possibly its Contracting Providers, to address successfully their Year 2000 issues in connection with their claims processing. The Company has no guarantee, however, that its Payor Clients or Contracting Providers will be able to resolve all of their own Year 2000 problems in a timely manner. The Company has had discussions with its major Payor Clients and the Company believes, based on the discussions and other information available to it, that all of its major Payor Clients are aware of the Year 2000 issue and are expending significant resources to identify and resolve all of their Year 2000 problems. The Company could be materially and adversely affected as a result of Year 2000 problems incurred by Payor Clients or Contracting Providers or their inability to interface with the Company's systems, or as a result of unforeseen problems regarding the Company's own system. The Company intends to continue to monitor to the best of its ability the likelihood of significant problems experienced by such entities which could materially affect the Company or its operations.

DEPENDENCE ON CONTRACTING PROVIDERS

  UP&UP's growth depends on its ability to retain existing contracting providers, to attract additional contracting providers, and to retain or improve the price concessions granted by contracting providers. The termination of a significant number of contracts with contracting providers having a high volume of claims with UP&UP's payor clients, the inability to replace those contracts with similar contracting providers and/or the renegotiation of contracts resulting in reduced price concessions could have a material adverse effect on UP&UP. UP&UP's contracts with contracting providers typically have a one-year term, renewable automatically for successive one-year terms unless either party gives notice of intent not to renew, and may be terminated at any time, for any reason, upon satisfaction of the notification requirements. Also the contracts do not prohibit the contracting providers from entering into discounted arrangements with others.

POSSIBILITY OF CHANGES IN INDUSTRY PRACTICES AND GOVERNMENT REGULATION ADVERSE TO UP&UP

  UP&UP's business is dependent in significant part on its ability to enter into contracts with payors and providers on terms attractive to all parties and the absence of substantial changes in the health care industry that would decrease the need for the services offered by it. UP&UP's ability to continue conducting business in its current manner could be seriously jeopardized if, among other things, a significant number of payors, such as insurance companies, were to seek price concessions directly from providers. In addition, UP&UP's opportunities to maintain or expand its existing operations could be limited by substantial changes in the health care industry, such as further adoption of capitation payment systems, which have become more prevalent in recent years, or the enactment of legislation or the adoption of regulations unfavorable to UP&UP and/or its relationships with payors or providers. Any of these developments could have a material adverse effect on UP&UP and could cause it to alter substantially its business objectives and methods of operation.

  During the past several years, the United States health care industry has been subject to changing and increasing government regulation. A number of proposals for health care reform have been made at the federal and state levels, including proposals to provide greater government control of health care spending, to reduce fraud and abuse, to broaden access to health care services and to change the operating environment for health care providers and payors. UP&UP cannot predict what impact, if any, these activities, which include efforts to effect reform through legislation and changes in the administration or interpretation of government health care programs, laws, regulations or policies, might have on it. Any of these activities could have a material adverse effect on UP&UP.

RISKS RELATED TO GROWTH

  UP&UP's strategy is to continue to grow aggressively, both internally and through acquisitions. Since its initial Public Offering in July 1996, UP&UP has made three acquisitions, most recently the ProAmerica acquisition in December 1998. This strategy is likely to place significant demands on UP&UP's financial, operational and management resources, and to expose it to a variety of risks, including the risk that UP&UP will be unable to attract and retain the personnel or obtain the financial and other resources necessary to pursue and manage its growth. UP&UP's growth makes for greater demands on the time and attention of its key personnel. Expenses arising from UP&UP's efforts to complete acquisitions, develop new products or increase its existing market penetration could have an material adverse effect on it. Furthermore, UP&UP may not be able to identify, acquire or integrate acquisition candidates successfully or manage profitably any additional products and services resulting from acquisitions. Acquired businesses, products and services may not contribute to UP&UP's overall strategy or produce returns that justify the related investment or implementation by UP&UP. In addition, UP&UP may acquire companies or seek to develop products or services in areas in which it does not currently operate or have meaningful experience. For example, UP&UP has recently entered into an agreement to acquire a federal savings bank. These acquisitions or developments may require UP&UP's management to develop expertise in new areas and to attract a new customer base and could have a material adverse effect on UP&UP. UP&UP may not be able to implement its growth strategy successfully or, if successful in consummating acquisitions, be able to manage its expanded operations effectively and profitably.

RISKS OF INTEGRATING ACQUIRED OPERATIONS

  UP&UP must successfully combine and integrate the operations of acquired entities in order to realize the anticipated benefits of acquisitions. Integrating management services, administrative organizations, facilities, management information systems and other operational aspects of acquired businesses, products or services can be time consuming and costly and may distract management from day-to-day operations. Challenges in coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures could magnify integration problems. UP&UP cannot guarantee that its integration processes will be successful or that the anticipated benefits of any past or future acquisitions will be realized. Furthermore, UP&UP may experience substantial unanticipated costs or liabilities or other material adverse effects associated with past or future acquisitions and integration activities conducted by it.

SUBSTANTIAL COMPETITION

  The market for UP&UP's services is highly competitive. UP&UP competes (or may in the future have to compete) for clients with national, regional and local provider networks, managed care organizations and health care information companies. Several of UP&UP's competitors have significantly greater financial, technical and marketing resources than UP&UP, which could put UP&UP at a significant competitive disadvantage. UP&UP may not be able to compete effectively with any of these parties in attracting and retaining clients.

EXPOSURE TO PROFESSIONAL LIABILITY

  UP&UP, through its subsidiary, National Health Services, applies medical treatment guidelines in its utilization review and case management services. As a result, National Health Services could become subject to claims related to adverse medical consequences as a result of, or for the costs of, services denied, and claims, such as malpractice, arising from the errors or omissions of health care professionals. A successful claim against UP&UP or a subsidiary could have a material adverse effect on it. Furthermore, UP&UP may incur substantial costs in defending against claims, regardless of their merit or eventual outcome. Procedures implemented by UP&UP may not limit its liability or be effective, and litigation to which UP&UP is or may become subject could have a material adverse effect on it. UP&UP maintains insurance coverage that it believes is reasonable in light of its experience to date. However, this insurance may be insufficient to protect UP&UP from liability and may not continue to be available to it at reasonable cost or at all.

SIGNIFICANT UNCERTAINTY REGARDING POSSIBLE FUTURE SALES OF SIGNIFICANT BLOCKS OF UP&UP COMMON STOCK; POSSIBLE EFFECT ON THE TRADING MARKET FOR UP&UP COMMON STOCK AND THE CONTROL OF UP&UP

  Thomas L. Blair, Chairman of the Board and Chief Executive Officer of UP&UP beneficially owns an aggregate of 7,183,150 shares, or approximately 40.9% of UP&UP's common stock. This beneficial ownership includes 4,500,000 shares, or approximately 25.6% of outstanding shares, which Mr. Blair has committed to purchase on or prior to February 25, 2003. These 4,500,000 shares currently are held by Independent Divestment Trust, which acquired them from Principal Mutual Holding Company. In addition, Capital Z Financial Services Fund II, L.P. recently purchased 1,750,000 shares from officers and employees of UP&UP and an option to purchase from Mr. Blair an additional 2,250,000 shares of common stock on or prior to February 25, 2003.

  Effect on Trading Market For UP&UP Common Stock. If the 4,500,000 shares of UP&UP common stock are not purchased by February 25, 2003 by Mr. Blair, as he is obligated to do, those shares would have to be sold by the trust in which they have been placed. Further, Mr. Blair likely would seek to sell shares to pay the purchase price of at least some of the shares he purchases from the trust. Also, Capital Z Financial Services Fund II could seek to sell shares it has purchased, and/or shares it purchases from Mr. Blair upon the exercise of the option. Registration rights held by Capital Z Financial Services Fund II would facilitate public resales of its shares of UP&UP common stock. Thus, it is likely that a significant number of shares of UP&UP common stock would be resold during the next four years. The possibility of a sale of those shares could have an adverse effect on the trading market for UP&UP's common stock. A private sale of a significant number of shares could effect a change in control of UP&UP.

  Effect on Control of UP&UP. The controlling influence Mr. Blair has with respect to UP&UP is enhanced by his agreement to purchase the 4,500,000 shares of common stock. However, Mr. Blair has no right to vote those 4,500,000 shares until he actually purchases them from the trust. The trust is required to vote the UP&UP shares it holds in the same proportion as all other UP&UP stockholders vote their shares. In effect, the voting power held by all other stockholders is increased while the trust holds these shares. Mr. Blair's power to vote 2,683,150 shares, giving effect to the trust voting arrangement, would mean that he has approximately 20.6% of the voting power.

  In addition, UP&UP has agreed to nominate two designees of Capital Z Financial Services Fund II for election as directors. Thus, Capital Z Financial Services Fund II could gain a significant influence in the business of UP&UP.

REGULATION OF UP&UP AS A SAVINGS AND LOAN HOLDING COMPANY

  UP&UP has entered into an agreement to acquire for $2.5 million a savings and loan holding company and its wholly owned, federal savings bank subsidiary, subject to the approval of shareholders of the holding company and federal banking regulators. The bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. If this acquisition is completed, UP&UP would become a savings and loan holding company, subject to supervision and examination by the Office of Thrift Supervision of the U.S. Department of Treasury. UP&UP would be a unitary savings and loan holding company, if the current control of UP&UP by Principal Mutual Holding Company is divested, as proposed. As a unitary savings and loan holding company, UP&UP generally will not be restricted under existing laws as to the type of business activities in which it may engage, provided the bank continues to meet the standards as a qualified thrift lender. Nevertheless, the Office of Thrift Supervision will have enforcement authority over UP&UP and its non-savings association subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

DEPENDENCE ON KEY PERSONNEL

  UP&UP depends to a significant extent on its Chairman and Chief Executive Officer, Thomas L. Blair, its President and Chief Operating Officer, Edward S. Civera, its Vice President of Operations, Spiro A. Karadimas and its Vice President and Chief Financial Officer, S. Joseph Bruno. UP&UP's growth and future success will depend in large part on its ability to retain and attract highly qualified personnel. UP&UP has entered into a five-year employment agreement with Mr. Civera extending to January, 2004, and has entered into two-year employment agreements with Messrs. Karadimas, Blair and Bruno, extending to January, 2001. If UP&UP were to lose any of its key personnel, particularly any of its executive officers, or be unable to retain or hire qualified personnel, then it could be potentially and adversely affected.

POTENTIAL IMPEDIMENTS TO TAKEOVER

  The concentration of ownership of its common stock could also impede any effort by a third party to effect a change of control of UP&UP. In addition, UP&UP's certificate of incorporation and bylaws contain a number of provisions that could inhibit a change of control by means of a tender offer, merger, proxy contest or otherwise, including advance notice and supermajority provisions, provisions that establish a classified board of directors and provisions that enable UP&UP to issue "blank check" preferred stock. These provision could reduce or eliminate any takeover premium in the market price for UP&UP 's common stock or otherwise limit the price certain investors might be willing to pay for UP&UP's common stock.

  Also, if UP&UP acquires the federal savings bank as it proposes, UP&UP would be subject to regulation by the Office of Thrift Supervision as a savings and loan holding company. The regulatory approval or notice requirements applicable to persons seeking to acquire control of a savings and loan holding company could inhibit or delay possible acquisition of UP&UP, even acquisitions desired by UP&UP's stockholders. For regulatory purposes, presumptions of control can arise once a person's beneficial ownership, together with that of persons acting in concert, of outstanding voting stock exceeds 10%.

UP&UP'S ANNUAL AND QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATION

  UP&UP's annual and quarterly operating results could fluctuate in the future as a result of a number of factors, including:

     . the expiration or termination of contracts with significant payor clients or contracting providers;
     .  the timing of new product and service introductions;
     .  changes in pricing;
     .  increases in operating expenses;
     .  increases in selling, general and administrative expenses;
     .  increased competition;
     .  the impact of acquisitions;
     .  regulatory changes; and
     .  conditions in the healthcare industry and the economy generally.

  Historical annual or quarter-to-quarter comparisons of UP&UP's results of operations may not be an indication of future performance. It is possible that in some future periods UP&UP's results of operations may be below the expectations of public market analysts and investors. If this were to occur, the price of UP&UP's common stock may decline.

LACK OF DIVIDENDS

  UP&UP does not plan to pay any dividends on its common stock for the foreseeable future.

THE MARKET PRICE OF UP&UP'S COMMON STOCK COULD BE ADVERSELY AFFECTED BY THE RISKS TO UP&UP AND OTHER FACTORS

  The potential impact of all of the above risk factors is difficult for UP&UP to forecast. Nevertheless, these or other factors, such as fluctuations in UP&UP's earnings, changes in estimates of those earnings by security analysts and sales of substantial amounts of UP&UP's common stock in the public market, may materially adversely affect UP&UP's operating results and/or the trading price of the common stock. Recently, the stock market has experienced extreme price and volume fluctuations that have particularly affected the market prices of securities of many companies, for reasons frequently unrelated to the performance of the specific companies. These fluctuations, as well as general economic, political and market conditions, may materially adversely affect the market price of UP&UP's common stock. UP&UP does not guarantee that the trading price for the common stock will remain at or above the public offering price in this offering.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The Company's Audited Consolidated Financial Statements are contained in a separate section of this Annual Report on Form 10-K on pages F-1 through F-18, attached hereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information required under this item is contained in the section entitled "Executive Officers and Directors" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

  Information required under this item is contained in the sections entitled "Directors Compensation" and "Executive Compensation" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information required under this item is contained in the section entitled "Stock Ownership" in the Company's 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information required under this item is contained in the section entitled "Certain Transactions" on the Company's 1999 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a) Documents filed as part of this report

      (1)  Financial Statements
           Report of Independent Accountants
           Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996
           Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
           Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
           Notes to Consolidated Financial Statements

      (2) All schedules have been omitted because they are not applicable, not required or the information is included elsewhere in the Company's consolidated financial statements or notes thereto.

  (b) Reports on Form 8-K

  The Company filed a Current Report on Form 8-K for December 31, 1998 on January 4, 1999 reporting Item 2 in connection with the Company's acquisition of ProAmerica Managed Care, Inc.

  (c) Exhibits

  The following exhibits are filed as part of this report unless noted otherwise:


Exhibit No.                          Description
-----------                          -----------
    2.1        Agreement with America's Health Plan, Inc. (1)
    2.2        Plan and Agreement of Merger of IM&I, Inc. into PB Newco (1)
    2.3        Plan and Agreement of Merger of PB Newco, Inc. into United Payors
               & United Providers, Inc. (1)
    3.1        Certificate of Incorporation of United Payors & United Providers,
               Inc. (1)
    3.2        Bylaws of United Payors & United Providers, Inc. (1)
    4.1        Specimen Stock Certificate of United Payors & United Providers,
               Inc. (1)
    4.2        Shareholder Agreement (1)
   10.1        Form of Indemnification Agreement (1)

     10.2      Stock Purchase Agreement between Preferred Health Choice and
               United Payors & United Providers, Inc., dated October 22,
               1996 (2)
     10.3      Warrants to Purchase 150,000 Shares of Common Stock of United
               Payors & United Providers, Inc. Issued to Preferred Health
               Choice, Inc., dated October 23, 1996 (3)
     10.4      Warrants to Purchase 168,000 Shares of Common Stock of United
               Payors & United Providers, Inc. Issued to Preferred Health
               Choice, Inc., dated October 27, 1996 (3)
     10.5      Stock Purchase Agreement between United Payors & United
               Providers, Inc. and Principal Holding Company, a wholly owned subsidiary of Principal Mutual Life Insurance Company, dated
               September 29, 1997 (4)
     10.6      Stock Purchase Agreement by and between United Payors & United
               Providers, Inc. and The MetraHealth Employee Benefits Company,
               Inc., dated December 17, 1998(5)
     10.7      Employment Agreement by and among United Payors & United
               Providers, Inc., Thomas L. Blair, Chairman of the Board and Chief
               Executive Officer of United Payors & United Providers, Inc., and
               Edward S. Civera (6)
     10.8      First Amendment to the Employment Agreement by and between United
               Payors & United Providers, Inc., Thomas L. Blair, Chairman of the
               Board and Chief Executive Officer of United Payors & United
               Providers, Inc., and Edward S. Civera (filed herewith)
     10.9      Employment Agreement by and between United Payors & United
               Providers, Inc. and Thomas L. Blair (filed herewith)
     10.10     Employment Agreement by and between United Payors & United
               Providers, Inc. and S. Joseph Bruno (filed herewith)
     10.11     Employment Agreement by and between United Payors & United
               Providers, Inc. and Spiro A. Karadimas (filed herewith)
     10.12     Registration Rights Agreement by and among Capital Z Financial
               Services Fund II, L.P. and United Payors & United Providers,
               Inc., dated February 25, 1999 (filed herewith)
     10.13     Registration Rights Agreement by and among Thomas L. Blair and
               United Payors & United Providers, Inc., dated February 25, 1999
               (filed herewith)
     10.14     Stockholders Agreement by and between Capital Z Financial
               Services Fund II, L.P., Thomas L. Blair and United Payors &
               United Providers, Inc., dated February 25, 1999 (filed herewith)
     10.15     Royalty Agreement between United Payors & United Providers, Inc.
               and HealthExtras LLC (filed herewith)
     21.1 Subsidiaries of United Payors & United Providers, Inc. (filed herewith)
     23.1      Consent of Independent Accountants (filed herewith)
     27.1      Financial Data Schedule (filed herewith)

---------------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-3814, initially filed on April 19, 1996.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q for the quarter ended September 30, 1996.
(3) Incorporated herein by reference into this document from the Exhibits A-1 and A-2 to the Stock Purchase Agreement filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated October 13, 1997.
(5) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated December 31, 1998.
(6) Incorporated here in by reference into this document from Exhibit 10.8 to the Form 10-K dated December 31, 1997.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              UNITED PAYORS & UNITED PROVIDERS, INC.


Date: March  15, 1999         By: /s/   Thomas L. Blair
                                  --------------------------------------------
                                  Thomas L. Blair
                                  Chairman of the Board, President and
                                  Chief Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:  March 15, 1999         By: /s/   Thomas L. Blair
                                  --------------------------------------------
                                  Thomas L. Blair
                                  Chairman of the Board and
                                  Chief Executive Officer

Date:  March 15, 1999         By: /s/   Edward S. Civera
                                  --------------------------------------------
                                  Edward S. Civera
                                  President and Chief Operating Officer

Date:  March 15, 1999         By: /s/   S. Joseph Bruno
                                  --------------------------------------------
                                  S. Joseph Bruno
                                  Chief Financial Officer

Date:  March 15, 1999         By: /s/   Eduardo V. Feito
                                  --------------------------------------------
                                  Eduardo V. Feito
                                  Chief Accounting Officer

Date:  March 15, 1999         By: /s/   Bette B. Anderson
                                  --------------------------------------------
                                  Bette B. Anderson
                                  Director

Date:  March 15, 1999         By: /s/   William E. Brock
                                  --------------------------------------------
                                  William E. Brock
                                  Director

Date:  March 15, 1999         By: /s/   David J. Drury
                                  --------------------------------------------
                                  David J. Drury
                                  Director

Date:  March 15, 1999         By: /s/   Michael H. Gersie
                                  --------------------------------------------
                                  Michael H. Gersie
                                  Director

Date:  March 15, 1999         By: /s/   Thomas J. Graf
                                  --------------------------------------------
                                  Thomas J. Graf
                                  Director

Date:  March 15, 1999         By: /s/   Frederick H. Graefe
                                  --------------------------------------------
                                  Frederick H. Graefe
                                  Director

Date:  March 15, 1999         By: /s/   Kenneth J. Linde
                                  --------------------------------------------
                                  Kenneth J. Linde
                                  Director

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS

                                     INDEX

Report of Independent Accountants......................................... F-1

Consolidated Balance Sheets as of December 31, 1998 and 1997.............. F-2

Consolidated Statements of Operations for the Years Ended December 31,
 1998, 1997 and 1996...................................................... F-3

Consolidated Statements of Stockholders' Equity for the Years Ended
 December 31, 1998, 1997 and 1996......................................... F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
 1998, 1997 and 1996...................................................... F-5

Notes to the Consolidated Financial Statements............................ F-6

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of United Payors & United Provides, Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of United Payors & United Providers, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                PricewaterhouseCoopers LLP

Washington, D.C.
February 12, 1999, except for Note 12,
as to which the date is February 25, 1999

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                     December 31,  December 31,
                                                         1998          1997
                                                     ------------  ------------
                       ASSETS
Current assets:
  Cash and cash equivalents......................... $ 27,510,647  $14,456,069
  Short-term investments............................    3,855,195    8,366,547
  Accounts receivable...............................   12,729,631   11,233,277
  Deferred income taxes.............................    1,332,491      811,059
  Other current assets..............................    1,109,584      441,343
                                                     ------------  -----------
    Total current assets............................   46,537,548   35,308,295
Fixed assets, net...................................    4,301,944    3,858,532
Advances to contracting providers, net..............   24,414,030   17,265,730
Intangible and other assets, net....................   40,691,477   26,082,296
                                                     ------------  -----------
    Total assets.................................... $115,944,999  $82,514,853
                                                     ============  ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses............. $ 11,487,823  $ 5,791,505
  Income and other taxes payable....................    2,861,841    1,871,934
  Notes payable and capital leases, current
   portion..........................................    5,040,951    3,131,772
                                                     ------------  -----------
    Total current liabilities.......................   19,390,615   10,795,211
Other accrued expenses..............................    1,073,333    1,313,333
Notes payable and capital leases, less current
 portion............................................   17,022,738   12,109,606
                                                     ------------  -----------
    Total liabilities...............................   37,486,686   24,218,150
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value, 5,000,000 shares
   authorized, none issued and outstanding at
   December 31, 1998 and 1997.......................          --           --
  Common stock, $0.01 par value, 35,000,000 shares
   authorized, 17,360,454 shares issued at December
   31, 1998 and 1997................................      173,605      173,605
  Additional paid-in capital........................   37,123,886   37,123,886
  Treasury stock, 273,151 and 307,725 shares at
   December 31, 1998 and 1997, respectively, at
   cost.............................................   (2,634,490)  (3,029,450)
  Retained earnings.................................   44,491,012   24,911,862
  Deferred compensation.............................     (695,700)    (883,200)
                                                     ------------  -----------
    Total stockholders' equity......................   78,458,313   58,296,703
                                                     ------------  -----------
    Total liabilities and stockholders' equity...... $115,944,999  $82,514,853
                                                     ============  ===========

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Years Ended December 31, 1998, 1997 and 1996,

                                           1998          1997         1996
                                       ------------  ------------  -----------
Revenue
  Provider network revenue............ $ 57,951,926  $ 41,195,238  $31,258,853
  Utilization management services.....   20,497,393    19,832,853    4,190,476
                                       ------------  ------------  -----------
    Total revenue.....................   78,449,319    61,028,091   35,449,329
                                       ------------  ------------  -----------
Operating expenses
  Direct contract expenses............   33,524,429    29,173,204   15,294,892
  General and administrative..........    8,364,594     6,221,269    2,783,212
  Depreciation and amortization.......    4,028,416     1,695,142      538,593
                                       ------------  ------------  -----------
    Total operating expenses..........   45,917,439    37,089,615   18,616,697
                                       ------------  ------------  -----------
Other income
  Realized gain on sale of marketable
   securities.........................      419,060       355,325      149,383
  Interest income, net of interest
   expense............................      155,966     1,045,350      693,003
  Other income, net...................      154,244        25,553      128,781
                                       ------------  ------------  -----------
    Total other income, net...........      729,270     1,426,228      971,167
                                       ------------  ------------  -----------
Income before income taxes............   33,261,150    25,364,704   17,803,799
Income tax provision..................  (13,682,000)  (10,388,000)  (7,158,000)
                                       ------------  ------------  -----------
Net income............................ $ 19,579,150  $ 14,976,704  $10,645,799
                                       ============  ============  ===========
Net income per share--basic........... $       1.15  $       0.87  $      0.70
                                       ============  ============  ===========
Weighted average shares outstanding--
 basic................................   17,064,954    17,239,065   15,188,938
                                       ============  ============  ===========
Net income per share--diluted......... $       1.09  $       0.86  $      0.70
                                       ============  ============  ===========
Weighted average shares--diluted......   17,981,445    17,486,467   15,192,585
                                       ============  ============  ===========


   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1998, 1997 and 1996

                        Convertible
                      Preferred Stock         Common Stock      Additional                 Retained
                      -------------------  --------------------   Paid-in     Treasury     Earnings      Deferred
                      Shares     Amount      Shares     Amount    Capital       Stock      (Deficit)   Compensation    Total
                      -------    --------  ----------  -------- -----------  -----------  -----------  ------------ -----------
Balance at December
 31, 1995...........         1    $    --   6,600,000  $ 66,000 $ 5,941,099  $       --   $  (710,641)  $     --    $ 5,296,458
Conversion of
 preferred stock....        (1)        --   6,600,000    66,000     (66,000)         --           --          --            --
Shares issued in
 public offering....       --          --   4,140,000    41,400  26,834,057          --           --          --     26,875,457
Shares issued in
 connection with
 investment.........       --          --      20,454       205     149,795          --           --          --        150,000
Warrants issued in
 connection with
 acquisition........       --          --         --        --    1,088,000          --           --          --      1,088,000
Stock options issued
 in connection with
 non-compete and
 restructuring of
 marketing
 agreement..........       --          --         --        --    1,150,000          --           --          --      1,150,000
Acquisition of
 treasury stock.....       --          --     (33,750)      --          --       (30,000)         --          --        (30,000)
Net income..........       --          --         --        --          --           --    10,645,799         --     10,645,799
                       -------    -------- ----------  -------- -----------  -----------  -----------   ---------   -----------
Balance at December
 31, 1996...........       --          --  17,326,704   173,605  35,096,951      (30,000)   9,935,158         --     45,175,714
Acquisition of
 treasury stock.....       --          --    (339,375)      --          --    (3,299,450)         --          --     (3,299,450)
Treasury shares
 reissued in
 connection with
 acquisition........       --          --      37,500                            300,000          --          --        300,000
Stock options
 issued.............       --          --         --        --    1,643,350          --           --          --      1,643,350
Treasury shares
 reissued...........       --          --      27,900       --      233,585          --           --          --        233,585
Options issued in
 connection with
 network management
 agreement..........       --          --         --        --      150,000          --           --          --        150,000
Deferred
 compensation, net..       --          --         --        --          --           --           --     (883,200)     (883,200)
Net income..........       --          --         --        --          --           --    14,976,704         --     14,976,704
                       -------    -------- ----------  -------- -----------  -----------  -----------   ---------   -----------
Balance at December
 31, 1997...........       --          --  17,052,729   173,605  37,123,886   (3,029,450)  24,911,862    (883,200)   58,296,703
Acquisition of
 treasury stock.....       --          --     (16,500)      --          --      (207,574)         --          --       (207,574)
Treasury shares
 reissued under the
 Employee Stock
 Purchase Plan......       --          --      25,574       --          --       370,524          --          --        370,524
Treasury shares
 reissued upon
 exercise of stock
 options............       --          --      24,000       --          --       205,760          --          --        205,760
Other treasury
 shares reissued....                            1,500                             26,250                                 26,250
Compensation
 expense, net.......       --          --         --        --          --           --           --      187,500       187,500
Net income..........       --          --         --        --          --                 19,579,150         --     19,579,150
                       -------    -------- ----------  -------- -----------  -----------  -----------   ---------   -----------
Balance at December
 31, 1998...........       --     $    --  17,087,303  $173,605 $37,123,886  $(2,634,490) $44,491,012   $(695,700)  $78,458,313
                       =======    ======== ==========  ======== ===========  ===========  ===========   =========   ===========

   The accompanying notes are an integral part of these financial statements.

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 1998, 1997 and 1996

                                           1998          1997          1996
                                       ------------  ------------  ------------
Operating activities
 Net income..........................  $ 19,579,150  $ 14,976,704  $ 10,645,799
 Adjustment to reconcile net income
  to net cash provided by operations
  Realized gain on sale of marketable
   securities........................      (419,060)     (355,325)     (149,383)
  Depreciation and amortization......     4,028,416     1,695,142       538,593
  Loss on sale of assets.............           --        143,138           --
  Amortization of deferred costs.....       384,000       384,000           --
  Noncash compensation expense.......       187,500       705,435           --
  Deferred income taxes..............      (521,432)     (180,459)      274,700
  Changes in reserves and
   allowances........................     1,287,646       148,000       115,000
  Changes in assets and liabilities,
   net of effects of acquisitions:
   Accounts receivable...............    (1,114,948)   (6,912,399)   (4,998,837)
   Accounts payable and accrued
    expenses.........................      (759,095)    1,944,024    (1,324,495)
   Current and other assets..........      (674,337)      (10,622)       (1,307)
   Income and other taxes payable....       520,987       787,981       730,691
                                       ------------  ------------  ------------
Net cash provided by operating
 activities..........................    22,498,827    13,325,619     5,830,761
                                       ------------  ------------  ------------
Investing activities
 Purchases of fixed assets...........    (1,386,465)   (1,495,599)     (865,827)
 Purchases of marketable securities..    (5,245,401)   (4,989,131)   (5,958,812)
 Proceeds from sale of marketable
  securities.........................     5,650,291     5,307,940     6,108,195
 Purchases of short-term
  investments........................    (3,803,609)   (8,330,031)  (10,448,564)
 Proceeds from sale of short-term
  investments........................     8,329,131    10,448,564           --
 Advances to contracting providers...    (7,564,300)  (13,113,000)   (4,290,730)
 Payments for acquisitions, net of
  cash acquired......................   (11,689,432)  (13,447,439)   (5,304,221)
 Other, net..........................    (1,000,415)     (379,392)     (629,354)
                                       ------------  ------------  ------------
Net cash used in investing
 activities..........................   (16,710,200)  (25,998,088)  (21,389,313)
                                       ------------  ------------  ------------
Financing activities
 Proceeds from initial public
  offering...........................           --            --     26,875,457
 Proceeds from bank borrowings.......    10,000,000    15,000,000           --
 Purchase of treasury stock..........      (207,574)   (3,299,450)      (30,000)
 Reissuance of treasury stock to
  employees and upon exercise of
  stock options......................       602,534           --            --
 Repayment of loan from stockholder..           --            --     (3,700,000)
 Repayment of notes payable..........    (3,129,009)     (606,196)     (253,856)
                                       ------------  ------------  ------------
Net cash provided by financing
 activities..........................     7,265,951    11,094,354    22,891,601
                                       ------------  ------------  ------------
Increase (decrease) in cash and cash
 equivalents.........................    13,054,578    (1,578,115)    7,333,049
Cash and cash equivalents
 Beginning of the period.............    14,456,069    16,034,184     8,701,135
                                       ------------  ------------  ------------
 End of the period...................  $ 27,510,647  $ 14,456,069  $ 16,034,184
                                       ============  ============  ============
Supplemental disclosures of cash flow
 information
 Interest paid during the year.......  $  1,137,323  $    194,044  $     85,497
 Taxes paid during the year..........  $ 14,315,610  $ 10,183,484  $  6,509,000

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

  Effective December 31, 1995, UP&UP entered into an agreement with America's Health Plan, Inc., an indirect wholly-owned subsidiary of Principal Mutual Holding Company (Principal Mutual Holding Company and its affiliated entities collectively are referred to as "Principal Mutual"), whereby specified payor clients of America's Health Plan, Inc. ("AHP") were transferred to UP&UP. Principal Mutual beneficially owns approximately 38% of the Company's common stock. Effective September 1, 1997, UP&UP acquired the remaining operations of AHP. AHP develops and markets its proprietary health care provider network for access by payors of health care costs such as insurers, third-party administrators and unions. The name of America's Health Plan, Inc. was changed to UP&UP, Inc. immediately prior to the acquisition. In connection with the acquisition, the Company was granted the right to operate the health care provider network under the name America's Health Plan.

  Effective December 1, 1998, the Company acquired ProAmerica Managed Care, Inc. ("ProAmerica"), a national preferred provider organization that operates a network of health care providers.

  On April 13, 1998, the Company's Board of Directors approved a three-for-two stock split in the form of a stock dividend payable on May 4, 1998, to stockholders of record on April 24, 1998. The stock split resulted in the issuance of a total of 5,786,818 additional shares of common stock. The par value of the common stock was not changed. Accordingly, the issuance of the additional shares resulted in the transfer of $57,869 from additional paid-in capital to common stock to reflect the aggregate par value of the shares issued. The effect of the stock split has been retroactively reflected in the consolidated balance sheets and the consolidated statements of stockholders' equity for all periods prior to the date of the stock split. All references in the financial statements to number of shares, related prices and per share amounts have also been restated to reflect the stock split.

2. Initial Public Offering

  The Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission which offered to the public 3,600,000 shares at $7.33 per share (4,140,000 shares, including the over-allotment) of the Company's common stock. This registration statement was declared effective on June 28, 1996.

  The closings of the sale of stock for an aggregate of 4,140,000 shares were effected on July 8, 1996 and July 15, 1996 for which the Company received proceeds (net of underwriters' commissions and expenses) of $23.4 million and $3.5 million, respectively.

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

 Fair value information

  The carrying amounts of financial instruments, principally notes payable, approximate their fair values.

 Cash equivalents

  The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents. The Company maintains its cash and cash equivalents in bank accounts which, at times, may exceed federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. At December 31, 1998 and 1997, the Company had approximately $15,865,387 and $4,257,200, respectively, of cash and cash equivalents on deposit with commercial banks in excess of insured amounts.

 Short-term investments

  From time to time, the Company invests in various marketable securities. The sales of marketable securities resulted in realized gains of $808,919 and realized losses of $389,859 in 1998, realized gains of $602,012 and realized losses of $246,687 in 1997, and realized gains of $402,197 and realized losses of $252,814 in 1996. Cost was determined using the specific identification method. Short-term investments in 1998 and 1997 consist of $1,895,215 and $5,489,368, respectively, of securities backed by the United States Government; $1,632,849 and $997,524, respectively, of other debt securities; and certificates of deposit of $327,131 and $1,879,655, respectively. These investments are reflected at fair value which approximates the respective amortized cost. There were no unrealized gains or losses on these investments in 1998 or 1997.

 Advances to contracting providers

  The Company enters into contracts directly with providers of medical services ("contracting providers"). The Company's contracts with contracting providers prescribe specific fee concessions on medical services rendered by the contracting providers to patients covered by medical plans of payor clients. In partial consideration for the price concessions furnished by them, contracting hospitals are offered the option by the Company of receiving an advance (prepayment) of a portion of the estimated annual claims volume that such

                    UNITED PAYORS & UNITED PROVIDERS, INC.

contracting hospitals have with payor clients. As of December 31, 1998 and 1997 the amount of advances (prepayments) was $25,093,030 and $17,528,730, respectively. Upon termination of a provider contract by either party, the amount of advances (prepayments) through the date of termination becomes fully due and payable to the Company. The Company considers deposits with contracting providers recoverable. Allowances of $679,000 and $263,000 have been established for these deposits as of December 31, 1998 and 1997, respectively.

 Fixed assets

  Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the various assets which range from five to seven years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated useful lives of the assets or the lease term.

 Intangible assets

  Intangible assets represent the cost in excess of net assets of businesses acquired (goodwill) and the value of options to purchase an aggregate of 273,000 shares of the Company's common stock issued in connection with the Company obtaining a covenant not to compete upon the restructuring of a marketing agreement. These intangibles are amortized on a straight-line basis over 3 to 20 years. Accumulated amortization at December 31, 1998 and 1997 amounted to $4,359,783 and $1,278,167, respectively. Amortization expense for the years ended December 31, 1998, 1997 and 1996 amounted to $2,702,464, $773,726 and $120,411, respectively. The Company annually evaluates the recoverability of intangible assets utilizing qualitative factors. At such time as an impairment in value is identified, the impairment will be quantitatively measured using a discounted cash flow methodology and charged to expense.

 Income taxes

  Income taxes have been recorded using the liability method. The income tax provision includes federal and state income taxes both currently payable and changes in deferred taxes due to differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

 Net income per common share

  Basic net income per share is based on the weighted average number of common stock outstanding during the period. Diluted income per share is based on the weighted average number of common stock and common stock equivalent shares outstanding during the year.

 Concentration of payor clients

  A significant portion of the Company's revenue is derived from a small number of payor clients. The inability to replace any such clients with significant new payor clients would have a material adverse effect on the Company's business. The Company's revenue was concentrated (as a percentage of total revenue) in the following payor clients during 1998, 1997 and 1996:

                                                                 1998  1997  1996
                                                                 ----  ----  ----
      Payor client A............................................  16%   20%  --
      Payor client B............................................  11%   13%  --
      Payor client C............................................ --    --     22%
      Payor client D............................................ --    --     13%
      Payor client E............................................ --    --     12%
      Payor client F............................................  10%  --    --

                    UNITED PAYORS & UNITED PROVIDERS, INC.

  No other payor client accounted for 10% or more of the Company's revenue.

  At December 31, 1998, payor clients A, B and F represented 16%, 6% and 7%, respectively, of the Company's accounts receivable. At December 31, 1997, payor clients A and B represented 16% and 13%, respectively, of the Company's accounts receivable.

 Comprehensive Income

  The Company had no other comprehensive income items during the years ended December 31, 1998, 1997 and 1996.

 Reclassifications

  Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

4. Business Combinations

  Effective October 1, 1996, the Company acquired NHS for a purchase price of approximately $11.0 million, consisting of $5.9 million in cash, warrants to purchase an aggregate of 477,000 shares of the Company's common stock valued at $1.1 million and the assumption of approximately $4.0 million in liabilities. NHS is a national health care management services company. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of NHS have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. The acquisition resulted in goodwill of $7.2 million which is being amortized over 15 years.

  Effective September 1, 1997, the Company acquired AHP for a purchase price of approximately $19.9 million, consisting of $15.1 million in cash and the assumption of approximately $4.8 million in liabilities. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of AHP have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. The acquisition resulted in goodwill of approximately $15.5 million which is being amortized over 20 years. Under the terms of the acquisition agreement, the purchase price of AHP was subject to adjustment through the year 2000, if AHP revenues exceeded pre-determined targets. In August, 1998, the Company and the seller entered into an agreement to set the purchase price of AHP and eliminate the contingent consideration provisions in the original acquisition agreement. Under the terms of the August 1998 agreement, the Company agreed to pay the seller $4.0 million in twelve equal monthly installments commencing November 1, 1998. The $4.0 million has been recorded as additional goodwill and is being amortized over the remaining amortization period of the original goodwill. The unpaid balance of the $4.0 million at December 31, 1998 is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

  Effective December 1, 1998, the Company acquired ProAmerica for a purchase price of approximately $14.3 million, consisting of $11.7 million in cash and the assumption of approximately $2.6 million in liabilities based on a preliminary determination of the liabilities assumed. The acquisition has been accounted for as a purchase and accordingly, the results of operations of ProAmerica have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. A preliminary allocation of the purchase price resulted in goodwill of $12.6 million which is being amortized over 15 years.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

  The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 are presented as though AHP and ProAmerica had been acquired at the beginning of 1997, after giving effect to purchase accounting adjustments relating to interest, the amortization of goodwill and income taxes.

                                                           1998        1997
                                                        ----------- -----------
                                                            (In thousands,
                                                        except per share data)
      Revenue.......................................... $    92,054 $    86,507
      Net income....................................... $    19,735 $    16,643
      Net income per share--basic...................... $      1.16 $      0.97
      Weighted average shares--basic...................      17,065      17,239
      Net income per share--diluted.................... $      1.10 $      0.95
      Weighted average shares--diluted.................      17,981      17,486

  The pro forma results of operations are not necessarily indicative of the results that would have occurred had the AHP and ProAmerica acquisitions been consummated as of January 1, 1997, nor are they necessarily indicative of future operating results.

5. Fixed Assets

  Fixed assets consist of the following:

                                              December 31,
                                         ------------------------  Depreciable
                                            1998         1997         Lives
                                         -----------  -----------  -----------
   Computer equipment................... $ 3,062,223  $ 2,170,494     5 years
   Furniture, fixtures, and office
    equipment...........................   2,796,787    2,165,105   5-7 years
   Leasehold improvements...............   1,113,965      912,054     5 years
   Vehicles.............................      62,772       21,426     5 years
                                         -----------  -----------
     Total fixed assets.................   7,035,747    5,269,079
   Accumulated depreciation and
    amortization........................  (2,733,803)  (1,410,547)
                                         -----------  -----------
     Fixed assets, net.................. $ 4,301,944  $ 3,858,532
                                         ===========  ===========

  Depreciation expense for the years ended December 31, 1998, 1997 and 1996 approximated $1,326,000, $915,000, and $412,000, respectively.

6. Notes Payable

  In connection with the acquisition of AHP, the Company entered into a loan agreement with a bank for an aggregate amount of $15 million. The loan balance outstanding at December 31, 1998 and 1997 was $12 million and $15 million, respectively. The loan bears interest at the London Interbank Offered Rate ("LIBOR") plus 1 1/8% (approximately 6.8% at December 31, 1998). The principal amount of the loan is to be repaid in equal quarterly installments over a period of five years, commencing March 31, 1998. Interest is payable in arrears on the last business day of each quarter, commencing December 31, 1997.

  In December 1998, the Company utilized the proceeds from a $10 million line of credit with a bank, bearing interest at LIBOR plus 1 1/8%, as part of the consideration paid for the acquisition of ProAmerica. In February 1999, the Company entered into a $10 million term loan with the same bank and utilized the proceeds to replenish the amount drawn under the line of credit. The term loan bears interest at the rate of LIBOR plus 1 1/8% (approximately 6.8% at December 31, 1998). The principal amount of the loan is to be repaid in equal quarterly installments over a period of five years, commencing March 31, 1999. Interest is payable in arrears on the last business day of each quarter, commencing March 31, 1999.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

  Both term loans contain restrictive covenants, the most restrictive of which require the Company to maintain certain financial ratios above stated levels, restrict the Company from incurring additional debt, other than with the bank, in excess of $10 million and restrict the Company from paying dividends in excess of 50% of consolidated net income, as defined in the loan agreement.

7. Income Taxes

  The provision for income taxes consists of the following:

                                              1998         1997         1996
                                           -----------  -----------  ----------
   Current provision...................... $14,203,400  $10,568,500  $6,883,300
   Deferred provision (benefit)...........    (521,400)    (180,500)    274,700
                                           -----------  -----------  ----------
     Total provision...................... $13,682,000  $10,388,000  $7,158,000
                                           ===========  ===========  ==========

  The provision for income taxes varies from the amount of income tax determined by applying the applicable United States statutory tax rate to pre-tax income as follows:

                                                                  1998  1997  1996
                                                                  ----  ----  ----
   Statutory United States tax rate..............................  35%   35%   34%
   State taxes, net of Federal benefit...........................   6     6     6
                                                                  ---   ---   ---
     Effective tax rate..........................................  41%   41%   40%
                                                                  ===   ===   ===

  A summary of the tax effect of the significant components of deferred income tax assets follows:

                                                              1998       1997
                                                           ----------  --------
   Deferred compensation.................................. $  488,000  $411,000
   Depreciation and amortization..........................   (426,000)   66,000
   Reserves and allowances................................  1,068,000    88,000
   Accrual versus cash method of accounting...............        --     60,000
   Other accrued expenses.................................    202,000   186,000
                                                           ----------  --------
     Net deferred tax assets.............................. $1,332,000  $811,000
                                                           ==========  ========

8. Stockholders' Equity

 Stock option and employee stock purchase plans

  In October, 1996, the Company adopted the United Payors & United Providers, Inc. Stock Option Plan ("SOP"). Stock options may be granted under the plan as either incentive stock options or non-qualified stock options. The maximum number of shares of the Company's common stock reserved for purchase pursuant to the exercise of options granted under the SOP is 2,325,000 shares. All Company employees, outside directors and consultants are eligible to receive option awards. A Committee of the Board of Directors determines award amounts, exercise prices, terms and vesting periods. The maximum term over which incentive stock options and non-qualified stock options may be exercised may not exceed 10 years and 12 years, respectively. The following table summarizes information regarding transactions under the SOP:

                    UNITED PAYORS & UNITED PROVIDERS, INC.

                                1998                1997             1996
                         ------------------- ------------------ ---------------
                                    Weighted           Weighted        Weighted
                                    Average            Average         Average
                                    Exercise           Exercise        Exercise
                          Shares     Price    Shares    Price   Shares  Price
                         ---------  -------- --------- -------- ------ --------
Outstanding at January
 1,..................... 1,800,000   $ 7.90     86,250  $7.43      --   $  --
Granted.................   168,000    16.50  1,713,750   7.92   86,250   7.43
Exercised...............   (24,000)   (8.58)       --     --       --     --
Canceled................       --       --         --     --       --     --
                         ---------   ------  ---------  -----   ------  -----
Outstanding at December
 31,.................... 1,944,000   $ 8.64  1,800,000  $7.90   86,250  $7.43
                         =========   ======  =========  =====   ======  =====
Exercisable at December
 31,.................... 1,185,250   $ 9.03  1,048,125  $9.19   36,250  $7.57
                         =========   ======  =========  =====   ======  =====

  The following table summarizes information about stock options outstanding at December 31, 1998:

                                                                    Weighted
                                                    Weighted        Average
     Range of                                       Average        Remaining
   Exercise Price                        Shares  Exercise Price Contractual Life
   --------------                        ------- -------------- ----------------
   $ 4.00 - 7.34........................ 855,000     $ 5.88        8.8 years
     7.35 - 9.34........................ 534,750       8.19        8.2 years
     9.35 - 12.00....................... 401,250      11.94        9.8 years
    12.01 - 21.59....................... 153,000      16.99        5.0 years

  Information regarding stock options exercisable at December 31, 1998 is summarized as follows:

                                                                     Weighted
     Range of                                                        Average
   Exercise Price                                         Shares  Exercise Price
   --------------                                         ------- --------------
   $ 4.00 - 7.34......................................... 330,000     $ 6.39
     7.35 - 9.34......................................... 437,250       8.10
     9.35 - 12.00........................................ 390,000      11.95
    12.01 - 21.59........................................  28,000      14.04

  Effective January 1, 1998, the Company implemented the Employee Stock Purchase Plan ("ESPP") approved by the Company's stockholders on June 3, 1997. The maximum number of shares reserved for purchase by employees under the ESPP is 525,000 shares. The ESPP is administered over consecutive quarterly offering periods commencing on the first trading day of January, April, July and October of each year. Under the ESPP eligible employees may purchase shares of common stock through payroll deductions up to an annual amount of shares having a market value of $25,000 at the date of grant. Shares are purchased on the last trading day of each offering period at 85% of the market price of the common stock at the beginning of the offering period or the end of the offering period, whichever is lower. Shares issuable to employees may be purchased in the open market or issued from treasury shares held by the Company. During 1998, 25,574 shares were issued under the ESPP at an average purchase price of $14.49 per share.

  During 1995, the Financial Accounting Standards Board issued Financial Accounting Standard No. 123 ("FAS 123"), Accounting for Stock-Based Compensation. This pronouncement requires that the Company calculate the fair value of stock options and shares issued under employee stock purchase plans at the date of grant using an option pricing model. The Company has elected the "pro forma, disclosure only" option permitted under FAS 123, instead of recording a charge to operations. The following table reflects pro forma net income and net income per share had the Company elected to adopt the fair value approach of FAS 123:

                    UNITED PAYORS & UNITED PROVIDERS, INC.

                                                1998        1997        1996
                                             ----------- ----------- -----------
      Net income
        As reported......................... $19,579,150 $14,976,704 $10,645,799
        Pro forma...........................  18,658,341  14,466,736  10,597,438
      Net income per share
        As reported--basic.................. $      1.15 $      0.87 $      0.70
        As reported--diluted................        1.09        0.86        0.70
        Pro forma--basic....................        1.09        0.84        0.70
        Pro forma--diluted..................        1.04        0.83        0.70

  The weighted-average exercise price and the weighted-average grant date fair value of options granted whose exercise price equals, exceeds or is less than the market price of the stock at the date of grant is as follows:

                                1998              1997              1996
                          ----------------- ----------------- -----------------
                          Weighted Weighted Weighted Weighted Weighted Weighted
                          Average  Average  Average  Average  Average  Average
                          Exercise   Fair   Exercise   Fair   Exercise   Fair
   Exercise Price          Price    Value    Price    Value    Price    Value
   --------------         -------- -------- -------- -------- -------- --------
    Equals...............  $13.43   $5.69    $7.66    $5.60    $ --     $ --
    Exceeds..............   14.67    7.09    11.07     5.15      --       --
    Less.................   19.70    8.41     4.51     6.84     7.43     2.73

  The estimated fair value of each option was calculated using the Black-Scholes option-pricing model. The following table summarizes the weighted-average of the assumptions used for stock options granted during 1998, 1997 and 1996:

                                                               1998  1997  1996
                                                               ----  ----  ----
      Risk-free interest rate.................................  5.4%  6.9%  6.3%
      Expected years until exercise...........................  3.2   9.5   2.0
      Expected volatility..................................... 55.7% 45.0% 34.0%
      Dividend yield..........................................  --    --    --

  The weighted average fair value per share common stock purchased under the ESPP during 1998 was $5.70 per share. The weighted average of the assumption used to calculate the fair value of the shares was as follows:

      Risk-free interest rate.........................................      5.0%
      Expected life................................................... 3 months
      Expected volatility.............................................     55.7%
      Dividend yield..................................................      --

 Other stock options and warrants

  In connection with certain business transactions during 1996, the Company granted options and warrants as follows: (a) 273,000 shares of its common stock (at $8.33 per share) pursuant to a non-compete agreement related to a marketing commission restructuring; (b) 75,000 shares of its common stock (at $11.33 per share) pursuant to a contractual arrangement with a client; and (c) 477,000 shares of its common stock (at $10.67 per share) in the form of stock warrants pursuant to the acquisition of NHS. These options and warrants expire from 3 to 10 years from the date of the respective agreements. The weighted average exercise price of the options or warrants granted during 1996 was $9.95. At December 31, 1998, all these options and warrants were exercisable.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

  The options related to the above transactions have been valued using the modified American Black Scholes economic model. The resultant valuation is reflected in the accompanying financial statements.

 Treasury stock

  On June 3, 1997, the Board of Directors authorized the Company to repurchase such number of shares of its common stock that have an aggregate purchase price not in excess of $5,000,000. Pursuant to this authorization, the Company began repurchasing on the open market or in negotiated transactions at prices deemed appropriate by the Company. Purchased shares are deposited in the Company's treasury and are to be used principally for its employee stock purchase and stock option plans and for general corporate purposes. As of December 31, 1998, the Company had repurchased 389,625 shares having an aggregate purchase price of $3,537,024 and reissued 116,474 of the shares for an aggregate consideration of $902,534. The Company canceled the common stock repurchase program as of February 1, 1998.

9. 401(k) Savings Plan

  In October 1996, the Company authorized the establishment of an employee 401(k) Savings Plan. The 401(k) Savings Plan, which became effective in 1997, is available to all of its employees subject to certain service requirements. For 1998 and 1997, the Company matched the first $1,000 of the employee's contribution and 50% thereafter. The Company's contribution vests after the employee has participated in the 401(k) Savings Plan for five years. For 1998 and 1997, the amounts of the Company's contribution were $445,000 and $404,000, respectively.

10. Related Party Transactions

  The Company utilizes, for corporate business purposes, the services of an aircraft owned by a corporation of Thomas L. Blair, Chairman and Chief Executive Officer of the Company. The amount paid by the Company to this corporation in 1998, 1997, and 1996 was approximately $445,000, $263,000, and $153,000, respectively.

  During 1996, Principal Mutual became a payor client of the Company. Principal Mutual has also been a payor client of AHP since 1992. Approximately $7,376,000, $2,342,000 and $80,000 of the Company's provider network revenue for 1998, 1997 and 1996, respectively, was derived from its contract with Principal Mutual. At December 31, 1998 and 1997, approximately, $904,000 and $341,000, respectively, is due from Principal Mutual and is included in accounts receivable.

  During 1997, the Company purchased medical and life insurance from Principal Mutual. The Company did not purchase health insurance from Principal Mutual during 1998. Principal Mutual has also administered the Company's 401(k) plan since 1997. Amounts paid to Principal Mutual in 1998 and 1997 for these insurance products and services approximated $159,000 and $386,000, respectively.

  The Company performs certain administrative services for HealthExtras LLC ("HealthExtras"), an entity formed by Principal Mutual and Thomas L. Blair, that markets such products as catastrophic and supplemental health benefits. During 1998, HealthExtras reimbursed the Company approximately $839,000 for staffing and other costs incurred by the Company, in the performance of services, on behalf of HealthExtras. The Company has also entered into a royalty arrangement with HealthExtras effective January 1, 1999. The royalty arrangement provides the Company with a per member/per month ("PMPM") royalty fee. The royalty fee initially starts at $1.00 PMPM in year one and increases to $1.50 PMPM in year four. The royalty fee is based upon the tenure of each member participating in the HealthExtras program. The royalty arrangement was entered into in exchange for the Company granting HealthExtras' members access to its national network of health care providers at no fee over a four-year period. It is likely that HealthExtras' future product development will integrate the use of the provider network. The Company has guaranteed a credit facility of HealthExtras in the amount of $3.0 million.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

11. Lease Commitments

  The Company leases office space under non-cancelable operating leases. The agreements provide for annual escalations and for the payment by the Company of a proportionate share of the increase in the costs of operating the building. For financial reporting purposes, the Company recognizes rent expense on a straight-line basis over the term of the lease. The Company has also entered into various operating lease agreements for office equipment. Rent expense under the Company's non-cancelable operating leases aggregated $1,496,000, $1,137,000, and $470,000 in 1998, 1997, and 1996, respectively.

  Future minimum lease payments under non-cancelable operating leases are as follows:

                                                                      Operating
                                                                        Leases
                                                                      ----------
      1999........................................................... $1,703,251
      2000...........................................................  1,740,783
      2001...........................................................  1,276,984
      2002...........................................................    852,569
      2003...........................................................    861,669
      Thereafter.....................................................  1,414,408
                                                                      ----------
        Total........................................................ $7,849,664
                                                                      ==========

12. Commitments and Contingencies

  Effective April 1, 1997, the Company entered into a five-year employment agreement with its President and Chief Operating Officer. The agreement provides for, among other things, options to purchase 1,125,000 shares of the Company's common stock that will vest over an eight-year period (with acceleration provision based on performance) and a retirement benefit (approximately $1 million) in the form of vested trust arrangements that is earned over a five-year period. A portion of the stock options have an exercise price which is lower than the market price of the Company's common stock at the date of grant ("in the money"). The compensation element of these "in the money" options, net of the related tax effect, has been recorded as deferred compensation and is being amortized as compensation expense over a period of eight years. The unamortized portion of the deferred compensation at December 31, 1998 and 1997 is included in stockholders' equity. In December 1997, the Company accelerated the vesting on 750,000 stock options which had an exercise price at the date of grant equal to or above the market price.

  The Company offers its contracting providers an advance (prepayment) option based on the percentage of claims volume for the preceding year. The advance (prepayment) option may be requested at the execution of a contract between the Company and contracting provider, or at the anniversary date. The Company estimates that the amount of prepayment options that may be requested in 1999 should not exceed $20 million.

  During 1996, the Company restructured a 1994 marketing commission agreement with Direct Resource Managers ("DRM"). The restructured agreement contains provisions for: (a) payment to DRM of $50,000 per month for 26 months commencing January, 1997 and (b) options to purchase 273,000 shares of the Company's common stock at $8.33 per share (or alternatively receive cash consideration in lieu of the options under certain conditions) in exchange for consulting and marketing assistance and a covenant not to compete for three years. Amounts paid to DRM in 1998, 1997, and 1996 by the Company approximated $600,000, $600,000, and $1,425,000, respectively.

  The Company on October 6, 1998 entered into an agreement to acquire for $2.5 million a federal savings bank (the "Bank") and its parent holding company, having total assets of approximately $27 million, subject to

                    UNITED PAYORS & UNITED PROVIDERS, INC.

the approval of shareholders of the holding company and federal banking regulators. Upon acquisition of the Bank, the Company would become a savings and loan holding company, subject to supervision and examination by the Office of Thrift Supervision (the "OTS"). The Bank is subject to extensive regulations, supervision and examination by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). In connection with the Company's proposed acquisition of the Bank and its parent holding company, Principal Mutual, which, at December 31, 1998 owned 6,600,000 shares or approximately 38.6% of the Company's outstanding common stock, proposes to divest control of the Company within the meaning of the Savings and Loan Holding Company Act ("Holding Company Act"), and the four directors of the Company who may be considered to be affiliated with or nominated by Principal Mutual, will resign from the Board of Directors of the Company. To accomplish such divestiture of control, on February 25, 1999, Principal Mutual, sold 4,500,000 shares (the "Principal Shares") of common stock of the Company, or approximately 25.6% of the outstanding shares, to a trust (the "Trust"). Principal Mutual received from the Trust $13,225,000 in cash and trust certificates entitling it to the proceeds from the sale of the Principal Shares. At the same time, the Trust agreed to sell the Principal Shares to Thomas L. Blair, the Chairman and Chief Executive Officer of the Company, on or before four years from the date of the transfer of the Principal Shares to the Trust. UP&UP would be a unitary savings and loan holding company, if the current control of UP&UP by Principal Mutual is divested, as proposed. As a unitary savings and loan company, UP&UP generally will not be restricted under existing laws as to the type of business activities in which it may engage, provided the Bank continues to meet the standards as a qualified thrift leader. There can be no assurance that the Company's acquisition of the Bank will be approved by the OTS. The Company believes such approval will be given only, among other things, if the OTS is satisfied as to the arrangements by Principal Mutual to divest control of the Company within the meaning of the Holding Company Act. Principal Mutual already is a savings and loan holding company. In light of the regulatory uncertainty regarding the proposed acquisition of the Bank, the Company is not treating the acquisition as probable for financial reporting purposes.

  On April 26, 1996, First Health Group (formerly known as HealthCARE COMPARE), a Delaware corporation and competitor of the Company, filed a civil complaint against the Company in the United States District Court for the Northern District of Illinois. The complaint, in its present amended form, is seeking permanent injunctive relief, as well as an unspecified amount of damages, and alleges violations of the Lanham Act, 15 U.S.C. (S)(S) 1125(a)(1)(A) and (a)(1)(B), as well as common law claims of deceptive trade practices, fraud, interference with contract, interference with prospective economic relations and unfair competition. The complaint also seeks treble damages pursuant to the Lanham Act. The complaint is based upon allegations that representatives of the Company made false and misleading statements during contract negotiations with providers in order to cause them to join the UP&UP Network. In response to written requests and in depositions, Plaintiff has alleged that it has suffered actual damages of approximately $41 million. The Company denies the allegations in the Complaint and believes them to be without merit. The Company has asserted a counterclaim against the Plaintiff for violations of the Lanham Act, as well as common law claims for unfair competition, commercial disparagement and service mark cancellation. Fact discovery in the action is ongoing and the trial date has not yet been set by the Court. Based upon the available information, management believes that it's potential liability, if any, arising from such litigation will not be material to the consolidated financial statements of the Company.

  The Company is also a party to other legal actions arising in the ordinary course of business. Management believes that damages arising from these actions, if any, will not be material to the consolidated financial statements of the Company.

                    UNITED PAYORS & UNITED PROVIDERS, INC.

13. Earnings Per Share

  A reconciliation of the numerators and denominators of the basic earnings per share computations for the years ended December 31, 1998, 1997 and 1996 to the numerators and denominators of the diluted earnings per share computations for the respective periods follows:

                                     1998                          1997                          1996
                         ----------------------------  ----------------------------  ----------------------------
                                                 Per                           Per                           Per
                         Net Income    Shares   Share  Net Income    Shares   Share  Net Income    Shares   Share
                         ----------- ---------- -----  ----------- ---------- -----  ----------- ---------- -----
Basic................... $19,579,150 17,064,954 $1.15  $14,976,704 17,239,065 $0.87  $10,645,799 15,188,398 $0.70
Effect of Dilutive
 Options and Warrants...         --     916,491 (0.06)         --     247,402 (0.01)         --       4,187   --
                         ----------- ---------- -----  ----------- ---------- -----  ----------- ---------- -----
Diluted................. $19,579,150 17,981,445 $1.09  $14,976,704 17,486,467 $0.86  $10,645,799 15,192,585 $0.70
                         =========== ========== =====  =========== ========== =====  =========== ========== =====

  Stock options to purchase 4,500 shares of common stock at an exercise price of $21.59 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the exercise price of the stock options was greater than the average market price of the common shares and, therefore, were antidilutive. These stock options expire in April 2008.

  Stock options to purchase 461,250 shares of common stock at a weighted average exercise price of $11.85 per share and warrants to purchase 477,000 shares of common stock at $10.67 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the exercise prices of the stock options and warrants were greater than the average market price of the common shares and, therefore, were antidilutive. These stock options and warrants have expiration dates ranging from October, 1999 to March, 2009.

14. Selected Quarterly Financial Data (Unaudited)

                         Quarter Ended Quarter Ended Quarter Ended Quarter Ended
                           March 31       June 30    September 30   December 31
                         ------------- ------------- ------------- -------------
                                  (in thousands, except per share data)
1998:
Revenue.................    $18,598       $19,097       $19,516       $21,238
Operating profit........      7,558         8,168         8,954         9,044
Net income..............      4,396         4,812         5,037         5,334
Net income per share--
 basic..................       0.26          0.28          0.29          0.31
Net income per share--
 diluted................       0.25          0.27          0.28          0.30
1997:
Revenue.................    $13,598       $13,726       $15,256       $18,448
Operating profit........      4,971         5,761         5,886         7,320
Net income..............      3,150         3,661         3,979         4,187
Net income per share--
 basic..................       0.18          0.21          0.23          0.25
Net income per share--
 diluted................       0.18          0.21          0.23          0.24

                    UNITED PAYORS & UNITED PROVIDERS, INC.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)

15. Supplemental Disclosure of Non-Cash Investing and Financing Activities

 1998

  The Company entered into an agreement with the seller of AHP to set the purchase price of AHP for an amount of $4.0 million, payable in twelve monthly installments commencing November 1, 1998.

  The Company assumed liabilities of approximately $2.6 million in connection with the acquisition of ProAmerica.

 1997

  The Company assumed liabilities of approximately $4.8 million in connection with the acquisition of AHP.

  The Company issued 37,500 shares from treasury stock valued at $300,000 in connection with an acquisition.

  The Company issued 27,900 shares valued at approximately $200,000 from treasury stock to its employees.

 1996

  In connection with the acquisition of NHS, the Company assumed liabilities in the amount of approximately $4.0 million and issued warrants to purchase common stock of the Company valued at approximately $1.1 million.

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