Form 10-K/A
period 1998-12-31
UNITED PAYORS & UNITED PROVIDERS INC
filed 1999-04-30
CIK 1012441

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                       OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to ___________

                           COMMISSION FILE NO. 0-20905

                     UNITED PAYORS & UNITED PROVIDERS, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                          51-0374698
                  --------                          ----------
         (State or other jurisdiction of          (I.R.S. Employer
          incorporation or organization)       Identification Number)

          2275 RESEARCH BOULEVARD, 6TH FLOOR, ROCKVILLE, MARYLAND 20850
                    (Address of Principal Executive Offices)

                                 (301) 548-1000
                         (Registrant's Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                                                            VALUE $.01 PER SHARE
                                                            --------------------
                                                              (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES  X   No
    ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10- K. [ ]

      The number of shares of Common Stock, par value $.01 per share, outstanding on April 28, 1999 was 18,820,257. As of April 28, 1999, assuming as fair value the last sale price of $18.00 per share on the Nasdaq National Market, the aggregate fair value of shares held by non-affiliates was approximately $136,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

      The Form 10-K filed by the Registrant on March 15, 1999 is hereby amended to include the information required to be disclosed under Part III of the Form 10-K.

                                    PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

      The following table sets forth certain information with respect to the executive officers and directors of United Payors & United Providers, Inc. (the "Company") as of April 29, 1999.

                                                                                                    Director
               Name                             Age                        Position                  Since
               ----                             ---                        --------                  -----
     DIRECTORS WHOSE TERMS EXPIRE IN 1999:
         Thomas L. Blair......................  54      Chairman of the Board and
                                                        Co-Chief Executive Officer................  1996
         Thomas J. Graf.......................  50      Director..................................  1996
         Frederick H. Graefe..................  55      Director..................................  1996
     DIRECTORS WHOSE TERMS EXPIRE IN 2000:
         William E. Brock.....................  68      Director..................................  1996
         David J. Drury ......................  54      Director..................................  1996
         Edward S. Civera.....................  48      Co-Chief Executive Officer and President..  1997
     DIRECTOR WHOSE TERM EXPIRES IN 2001:
         Bette B. Anderson....................  70      Director..................................  1996
         Michael H. Gersie(1).................  50      Director..................................  1998
         Kenneth J. Linde(1)..................  52      Director..................................  1997

     OFFICERS WHO ARE NOT DIRECTORS:
         S. Joseph Bruno......................  50      Vice President and Chief Financial Officer
         Nancy I. Connaway....................  50      President of ProAmerica Managed Care, Inc.
         Barbara M. Freeman...................  50      President of National Health Services, Inc.
         Spiro A. Karadimas...................  40      Vice President of Operations
         Joseph M. Mott.......................  45      Secretary and General Counsel

----------
(1)Messrs. Gersie and Linde each have resigned as directors effective April 30, 1999 and Steven M. Gluckstern and Paul H. Warren have been appointed by the Board, effective April 30, 1999, to serve as directors until the Annual Meeting of Stockholders scheduled for June 15, 1999 and have been nominated for election by stockholders at that meeting to serve the remainder of the terms expiring at the annual meeting of stockholders in 2001 and until their successors are elected and qualified.

      BETTE B. ANDERSON has served as Vice Chairman of Kelly, Anderson & Patrick, management consultants, since 1995. She served as its President from 1989 through 1995. Ms. Anderson has served on the Board of Directors for ITT Corporation, ITT Educational Services, ITT Hartford Insurance and American Banknote Corp. She is Chairman of the United States Treasury Historical Association and the Advisory Council of the Girl Scouts of the United States of America. Previously, Ms. Anderson served as Under Secretary of the United States Department of the Treasury and prior to that, she was Senior Vice President in charge of credit administration for the Citizens and Southern National Bank of Savannah, Georgia.

      THOMAS L. BLAIR is the founder of the Company and served as its sole director and controlling holder of its outstanding voting stock from its formation in 1995 until its public offering in 1996. He was the founder of America's Health Plan, Inc. ("AHP") in 1989 and served as its President and Chief Executive Officer from 1989 to 1992. From 1992 to 1995, Mr. Blair was President of Initial Managers & Investors, Inc. ("IM&I"), which business was contributed to UP&UP. From 1977 until 1988, Mr. Blair was a principal of Jurgovan & Blair, Inc. which developed and managed health maintenance organizations.

      WILLIAM E. BROCK has served as Senior Counsel and Trustee of the Center for Strategic and International Studies in Washington, D.C. since 1994. From 1988 to 1994, Mr. Brock served as Chairman of the Brock Group, a consulting firm. From 1988 to 1991, he served as the Chairman of the National Endowment for Democracy. From 1985 to 1987, he served as the United States Secretary of Labor and from 1981 to 1985, he was a United States Trade Representative. Mr. Brock has also served for eight years as a member of the United States House of Representatives and for six years as a member of the United States Senate. Mr. Brock is a director of Sinclair Broadcasting Corp. and On Assignment, Inc.

      EDWARD S. CIVERA joined the Company on April 1, 1997 as its President and Chief Operating Officer and became Co-Chief Executive Officer in March 1999. Prior to joining the Company, Mr. Civera was a partner with PricewaterhouseCoopers LLP, then Coopers & Lybrand L.L.P., where he had been employed for 25 years.

      DAVID J. DRURY joined an affiliate of Principal Mutual Holding Company ("Principal Mutual") in 1966 and currently serves as its Chairman of the Board and Chief Executive Officer. Since 1970, Mr. Drury has served as an officer of Principal Mutual or its affiliates in various other capacities. Mr. Drury also is a director of Coventry Health Care, Inc.

      MICHAEL H. GERSIE joined an affiliate of Principal Mutual in 1970 and has served as Senior Vice President since 1996. Mr. Gersie has served as an officer of affiliates of Principal Mutual since 1974.

      FREDERICK H. GRAEFE has been a partner with the law firm of Baker & Hostetler in Washington, D.C. since 1988, specializing in national health care policy with an emphasis on comprehensive health care reform. He serves as Washington counsel to several health care trade associations and coalitions of hospitals and physicians, manufacturers, malpractice liability insurers and health insurance companies.

      THOMAS J. GRAF joined an affiliate of Principal Mutual in 1972 and, since 1994, has served as Senior Vice President. Since 1976, Mr. Graf has served as an officer of affiliates of Principal Mutual. Mr. Graf also is a director of Coventry Health Care, Inc.

      KENNETH J. LINDE was the founder, President and Chief Executive Officer of Principal Health Care, Inc., an affiliate of Principal Mutual. Mr. Linde joined Principal Mutual in 1987. In 1998, Principal Health Care, Inc. was merged with Coventry Health Care, Inc., a subsidiary of Coventry Corporation. Mr. Linde presently is the Chief Executive Officer and President of Discovery Health, North America.

      S. JOSEPH BRUNO has been Vice President and Chief Financial Officer of the Company since September 1995 and its Corporate Secretary from September 1995 to March 1997. Prior to joining the Company, Mr. Bruno was a partner with PricewaterhouseCoopers LLP, then Coopers & Lybrand L.L.P., from 1989 to 1995. From 1986 to 1989, Mr. Bruno was the Senior Vice President and Chief Financial Officer of Jurgovan & Blair, Inc. From 1971 to 1986, Mr. Bruno worked at KPMG Peat Marwick L.L.P., where he served in various capacities, including partner in both the Washington D.C. and Rome, Italy offices.

      NANCY I. CONNAWAY has been President of ProAmerica Managed Care, Inc. since 1992. Prior to that, Ms. Connaway was employed by the John Hancock Mutual Life Insurance Company, directing its preferred provider organization activities in a 12 state region as Southern Regional Director, Hancock Preferred Health Plans. From 1981 until 1986, she served as Vice President and General Counsel for the Nursefinders Corporation. Ms. Connaway is a registered nurse and a member of the Texas State Bar Association.

      BARBARA M. FREEMAN, M.D., joined NHS in 1993 as its Executive Vice President and Chief Medical Officer and has been the President of NHS since April 1998. From 1986 to 1993, Dr. Freeman was the Medical Director of the Healthcare Review Corporation, currently a subsidiary of NHS. From 1984 to 1986, Dr. Freeman was the Medical Director for the Kentucky Peer Review Organization ("PRO"), the federal contracted PRO for the State of Kentucky. She has been a practicing physician specializing in family practice since 1975.

      SPIRO A. KARADIMAS joined the Company in March 1995. He has 18 years of information systems and operations management experience in local government and the private sector. Prior to joining the Company, Mr. Karadimas designed and developed all in-house and client support information systems and processes for AHP, from 1992 to 1994. From 1991 to 1992, Mr. Karadimas served as Director of Systems Development for Columbia Services Group, an Arlington, Virginia company.

      JOSEPH M. MOTT joined the Company in January 1997 as the Company's General Counsel. He was appointed the Company's Corporate Secretary in March 1997. Prior to joining the Company, Mr. Mott was a principal with the law firm of Miles & Stockbridge, P.C. in Rockville, Maryland, which he joined in 1988.

      The following persons have been appointed directors by the Board of Directors, effective April 30, 1999, in light of the resignations, effective that same date, of Messrs. Gersie and Linde.

      STEVEN M. GLUCKSTERN is a co-founder and Chairman of the Boards of Cap Z Management, Inc. and Capital Z Partners, Ltd ("Cap Z Ltd."). Cap Z Ltd is the sole general partner of Capital Z Financial Services Fund II, L.P. ("Capital Z"). Prior to co-founding Cap Z Ltd in July 1998. Mr. Gluckstern was a member of the Corporate Executive Board of Zurich Group ("Zurich") and served as Chairman and Chief Executive Officer of Zurich Re, the global reinsurance network of Zurich. Mr. Gluckstern also held the position of Chief Executive Officer of Zurich Centre Investments, Inc. the private equity arm of Zurich, as well as Chairman and Chief Executive Officer of Zurich Centre Group, the holding company for Zurich's "strategic financial" business. Mr. Gluckstern is the co-owner of the New York Islanders Hockey Club and a member of the National Hockey League Board of Governors.

      PAUL H. WARREN is a co-founder Cap Z, Ltd. Prior to co-founding Cap Z Ltd., Mr. Warren was a Partner in Insurance Partners, L.P. ("IPI"), a limited partnership organized in 1994 to make investments in property and casualty insurers, life and health insurers, healthcare services firms and related insurance businesses. In connection with IPI, he serves as a director of Tarquin plc, Corporate Health Dimension, Provincia Salud, Provincia ART and Annuity & Life Re. Prior to the formation of IPI, Mr. Warren was a Managing Director of International Insurance Advisors, Inc. and a Vice President in the insurance group at J.P. Morgan & Co. Before that, Mr. Warren was an Assistant Secretary in the Hong Kong Government.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

      The Board of Directors generally meets on a quarterly basis and may have additional meetings as needed. During 1998, the Board of Directors held seven meetings. The only director who attended fewer than 75% in the aggregate of the total number of meetings of the Board was William E. Brock, who missed two Board meetings.

      The committees of the Board of Directors consist of an Audit Committee and a Compensation Committee.

      AUDIT COMMITTEE. The Audit Committee recommends to the Board of Directors the annual appointment of independent certified public accountants with whom the committee reviews the audit fees, scope, and timing of the audit, the adequacy of internal controls, and any other services rendered. The Audit Committee was comprised of Messrs. Graefe, Gersie and Brock and held one meeting during fiscal year 1998.

      COMPENSATION COMMITTEE. The Compensation Committee reviews and recommends the compensation and bonuses of the executives of the Company. The Compensation Committee also administers the Company's (i) 1996 Stock Option Plan, and (ii) the 1996 Employee Stock Purchase Plan. The Compensation Committee is comprised of Ms. Anderson and Messrs. Graefe and Graf, and held one meeting during fiscal year 1998.

      NOMINATING COMMITTEE. The Company does not currently have a Nominating Committee. The Company's Board of Directors or any nominating committee appointed by the Board of Directors will consider all suggestions for nominees to the Board of Directors that are timely received in proper written form. To be in proper written form, a stockholder's notice shall set forth in writing (i) as to each person whom the stockholder proposes to nominate for election as a director, all information relating to such person that is required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission ("SEC"), including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected and (ii) as to the stockholder giving the notice (x) the name and address, as they appear on the Company's books, of such stockholder and
(y) the class and number of shares of the Company that are beneficially owned by such stockholder.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the rules issued thereunder, the Company's executive officers and directors are required to file with the SEC reports of ownership and changes in ownership of Common Stock. Except as discussed below, based on copies of such reports furnished to the Company, or written representation that no other reports were required, the Company believes that, during 1998, all of its executive officers and directors complied with the requirements of Section 16(a). Mr. Blair disclaims beneficial ownership of shares of the Company common stock acquired by a company that he may be considered to control. Nevertheless, he has included those shares on a Form 5 report of beneficial ownership he filed for 1998. Mr. Blair did not timely file seven Form 4 reports of beneficial ownership for 1998 relating to purchases of an aggregate of 16,700 shares of common stock, (less than 1/10 of 1% of outstanding shares). Of those 16,700 shares, 11,400 shares were acquired by the company referenced above.

ITEM 11.    EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

      Directors who are not affiliated with the Company each receive a fee of $2,500 for each Board of Directors meeting and $500 for each committee meeting attended, plus travel and incidental expenses incurred in attending meetings and carrying out their duties as directors. The directors from Principal Mutual receive no fees and are reimbursed only for their travel and incidental expenses.

      In January 1998, each of the non-affiliated directors received a stock option grant of 4,500 shares of Common Stock. One-third of these stock options vested immediately, one-third vested in January 1999, and the other one-third will vest in January 2000. The options have a ten-year life and permit the holder to purchase shares at their fair market value on the date of grant.

      On January 1, 1999, each non-affiliated director also received a stock option grant of 1,500 shares of Common Stock which vested at the date of grant, is exercisable for a ten-year period and permits the holder to purchase shares at the fair market value on the date of grant.

EXECUTIVE COMPENSATION

      SUMMARY COMPENSATION TABLE

      The following table sets forth the cash and non-cash compensation for each of the last three fiscal years ended December 31, 1998 awarded to or earned by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company.

                                                             Other                  Securities
                                                             Annual    Restricted   Underlying              All Other
       Name and                                              Compen-     Stock       Options/      LTIP      Compen-
  Principal Position          Year    Salary       Bonus     sation     Award(s)      SARs        Payouts     sation
  ------------------          ----    ------       -----     ------     --------      ----        -------     ------

Thomas L. Blair.............  1998   $350,000    $196,000(1)   --         --           --           --     $ 81,286(2)
  Chairman of the Board       1997     93,469     149,767(1)   --         --           --           --       86,790(2)
  and Chief Executive         1996    115,998(1)  106,457(1)   --         --           --           --       46,546(2)
  Officer(3)

Edward S. Civera ...........  1998    350,000     196,000(4)   --         --                        --      231,180(5)
  President and Chief         1997    253,294     100,000(4)   --         --        1,125,000       --      224,930(5)
  Operating Officer(3)

S. Joseph Bruno.............  1998    280,000      49,000(6)   --         --           --           --       28,290(7)
    Vice President and        1997    255,794      25,000(6)   --         --           --           --       35,610(7)
    Chief Financial Officer   1996    240,000         --       --         --           --           --       58,619(7)

Spiro A. Karadimas..........  1998    240,000      49,000(8)   --         --           --           --       28,250(9)
    Vice President of         1997    210,794      25,000(8)   --         --           --           --       29,868(9)
    Operations                1996    150,000         --       --         --           --           --       45,911(9)

Barbara Freeman
  President of National       1998    215,500         --       --         --           22,500       --       14,600(10)
  Health Services, Inc.       1997    211,823     15,000       --         --           --           --        5,250(10)
                              1996     51,375         --       --         --           --           --           --

----------

(1) For 1996, Mr. Blair received a total of $115,998 as compensation; $49,998 from the Company; and $66,000 from IM&I, an entity owned by Mr. Blair which was contributed to and then merged with the Company. In addition, the bonuses for 1996 and 1997 reflect Mr. Blair's receipt in April 1997 and March 1998, respectively, of 1% of the Company's after-tax profit for the respective year pursuant to the terms of his employment agreement. The bonus for 1998 reflects the amount accrued for 1998 and paid in March 1999.
(2) For 1996, consists of payments from IM&I to Thomas L. Blair, the Chief Executive Officer, President and sole stockholder of IM&I prior to his contribution of IM&I to the Company, and includes premiums for life insurance of $24,297 and automobile allowance of $22,249. For 1997, consists of payments from the Company of premiums for life insurance of $45,973, matching 401(k) contribution of $4,817 and automobile allowance of $36,000. For 1998, consists of payments from the Company of premiums for life insurance of $39,786, matching 401(k) contribution of $5,500 and $36,000 of automobile allowance.
(3) In March 1999, Edward S. Civera was elected by the board to serve as Co-Chief Executive Officer along with Thomas L. Blair.
(4) Reflects Mr. Civera's receipt in March 1998 of the 1997 bonus and receipt in March 1999 of the 1998 bonus pursuant to his employment agreement.
(5) Includes for 1997 and 1998, respectively, $200,000 and $200,000, net of income tax, representing a funded retirement benefit (see "Compensation Committee Report on Executive Compensation-Employment Agreements"), premiums for life insurance of $1,680, and $1,680, matching 401(k) contributions of $5,250 and $5,500 and automobile allowance of $18,000 and $24,000.
(6) Reflects Mr. Bruno's receipt in March 1998 of the 1997 bonus and receipt in March 1999 of the 1998 bonus.
(7) In 1996, includes payment from the Company of premiums for life insurance of $12,710, automobile allowance of $9,523, and $36,386 deferred compensation from 1995. In 1997 and 1998 respectively, includes payment from the Company of premiums for life insurance of $10,360 and $2,790 respectively, matching 401(k) contributions of $5,250 and $5,500, respectively, and automobile allowances of $20,000 for both years.

(8) Reflects Mr. Karadimas' receipt in March 1998 of the 1997 bonus and receipt in March 1999 of the 1998 bonus.
(9) For 1997 and 1998 includes payment from the Company of premiums for life insurance of $4,618 and $2,750, respectively, matching 401(k) contributions of $5,250 and $5,500, respectively and automobile allowances of $20,000 and $20,000, respectively. For 1996, includes payment by the Company of premiums for life insurance of $7,666 and automobile allowances of $11,643 and payment by IM&I of $26,602.
(10) Consists of matching 401(k) contributions of $5,250 and $5,500 for 1997 and 1998, respectively and automobile allowance for 1998 of $9,100.



STOCK OPTION PLAN

      All executive officers, with the exception of Thomas L. Blair, Chief Executive Officer, may participate in the Company's 1996 Stock Option Plan. During the fiscal year ended December 31, 1998, stock options were awarded to certain named executive officers.

                       OPTIONS GRANTED IN LAST FISCAL YEAR

      The following table sets forth certain information with respect to stock options granted to named executive officers during 1998 under the Company's 1996 Stock Option Plan:

                                           % of
                          Number        Total Options                                                  Potential
                      of Securities      Granted to      Grant-                               Realizable Value at Assumed
                       Underlying          Employees     Date                                 Annual Rates of Stock Price
                         Options         in Fiscal       Market   Exercise    Expiration     Appreciation for Option Term (1)
                                                                                             --------------------------------
    Name                 Granted            Year         Price     Price         Date              5%               10%
    ----                 -------        -----------     -------  ---------    -----------      ---------         --------
Barbara M. Freeman.....   22,500            13.4%        $12.94   $14.67       Jan. 2003        $371,700         $468,700

----------
(1) These potential realizable values are based on assumed rates of appreciation required by applicable regulations of the SEC.


                 AGGREGATED OPTION EXERCISES DURING FISCAL 1998
                     AND OPTION VALUES ON DECEMBER 31, 1998

      The following table sets forth information concerning stock option exercises and stock option values for the named executive officers at December 31, 1998.


                            Number of
                           of Shares       Value                                           Value
                          Acquired Upon  Realized    Number of Unexercised         of Unexercised In-The-
                             Exercise      Upon        Options 12/31/98           Money Options 12/31/98(1)
                                                    --------------------------   --------------------------
                            of Option    Exercise   Exercisable  Unexercisable   Exercisable  Unexercisable
                            ---------    --------   -----------  -------------   -----------  -------------
   Edward S. Civera.....       --           --        843,750(2)   281,250       $16,171,875    $6,890,625
   Barbara Freemen......       --           --             --       22,500                --       311,175


----------
(1) In accordance with the SEC's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying Common Stock. For purposes of this table, fair market value is deemed to be $28.50, the closing price of the stock reported by the Nasdaq National Market as of December 31, 1998.
(2) In February 1999, Mr. Civera exercised options to purchase an aggregate of 375,000 shares of common stock.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

      Under rules established by the SEC, United Payors & United Providers, Inc. (the "Company") is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer ("CEO") and other executive officers. The disclosure requirements for the CEO and the other executive officers include the use of tables and a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals. In fulfillment of this requirement, the Compensation Committee of the Board of Directors (the "Committee") has prepared the following report for inclusion in this proxy statement.

GENERAL

      Under the supervision of the Committee, the Company has developed and implemented compensation policies, plans and programs which seek to enhance the profitability of the Company and thus stockholder value by aligning the financial interests of the Company's executive officers with those of the stockholders.

      The Compensation Committee of the Board of Directors of the Company is directly responsible for establishing the compensation levels and benefits for the CEO of the Company. With respect to the other officers, the CEO of the Company recommends compensation levels and other incentives to the Committee. The Committee ultimately has the final decision. For 1998, the Committee consisted of Bette B. Anderson and Frederick H. Graefe, who are outside directors, and Thomas J. Graf, who is Senior Vice President of Principal Mutual.

COMPENSATION POLICIES

      In furtherance of the Company's goals, and to attract and retain corporate officers and other key employees with outstanding abilities and to motivate them to perform to the full extent of their abilities, compensation for the executive officers, as well as other management employees consist primarily of three major components: base salary, bonus awards, and long-term incentive compensation in the form of discretionary stock options. In addition, executive officers may receive other compensation in the form of various fringe benefits.

BASE SALARIES

      In determining salary levels, the Committee considers the entire compensation package plans of the executive officers, including the equity compensation provided under the Company's stock plans. Salary levels are intended to be consistent with industry standards and each executive's level of responsibility. Although the Committee's decisions are discretionary and no specific formula is used for decision making, salary increases are aimed at reflecting the overall performance of the Company and the performance of the individual executive officer.

BONUS AWARDS

      In determining bonus awards, the Committee considers the entire compensation package of the executive officers. As discussed under BASE SALARIES, bonus awards are intended to be consistent with other companies in the industry and each executive officer's level of responsibility. Although the Committee's
                                        8
policy is subjective and no specific formula is used for decision making, the bonus awards are aimed to reflect the overall financial performance of the Company including the achievement of the revenues and net income goals and the performance of the individual executive officer. The only bonus awards made for the year ended December 31, 1998 were to Mr. Thomas L. Blair, the CEO (refer to COMPENSATION OF THE CHIEF EXECUTIVE OFFICER below); Mr. Edward S. Civera, the Chief Executive Officer and President; Mr. S. Joseph Bruno, Vice President and Chief Financial Officer; and Mr. Spiro Karadimas, Vice President of Operations.

LONG-TERM INCENTIVE COMPENSATION

      In 1997, the stockholders approved the United Payors & United Providers, Inc. 1996 Stock Option Plan (the "Stock Option Plan"), under which executive officers and other employees may receive grants of Stock Options and Stock Awards. The Compensation Committee believes that stock ownership is a significant incentive in building stockholder wealth and aligning the interests of employees and stockholders. Mr. Blair, the Chief Executive Officer of the Company, has excluded himself from participation in the Company's plan. During 1998, the Committee granted stock options to Mrs. Freeman and to Mr. Mott.

COMPENSATION OF THE CHIEF EXECUTIVE OFFICER

      Thomas L. Blair, for 1996, received a total of $115,998 as base salary; $49,998 from the Company; and $66,000 from Initial Managers & Investors, Inc. ("IM&I"), an entity owned by Mr. Blair which was contributed to and then merged with the Company. During 1997 and 1998 Mr. Blair received a base salary of $93,469 and $350,000. In addition, in accordance with Mr. Blair's employment contract, he also receives 1% of the Company's after-tax profit, which is reflected as a bonus in the compensation table (see EXECUTIVE COMPENSATION section), and which amounted to $106,457 for 1996, $149,767 for 1997, and $196,000 for 1998, and other compensation in the form of fringe benefits.

EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with Thomas L. Blair, Chairman of the Board and Chief Executive Officer, Edward S. Civera, Chief Executive Officer and President, S. Joseph Bruno, Vice President and Chief Financial Officer, and Spiro A. Karadimas, Vice President of Operations. The employment agreements, for Messrs. Blair, Bruno and Karadimas are substantially similar and provide for two-year terms (initially effective July, 1996, and as amended, from January, 1999), covenants not to compete, and severance arrangements. Mr. Blair's base salary, pursuant to his employment agreement, is $350,000 per year plus one percent of the Company's annual after-tax profits. The base salaries currently are $240,000 and $280,000, respectively, for Messrs. Karadimas and Bruno. Base salary may be increased by the Company's Board of Directors, in the case of Mr. Blair, and by the Company's President, in the case of Messrs. Karadimas and Bruno. In addition to base salary, the employment agreements provide for, among other things, participation by the executives in employee benefit plans, other fringe benefits applicable to executive personnel and reimbursement of reasonable expenses incurred in promoting the business of the Company. As of January 1998, Mr. Bruno and Mr. Karadimas began participating in a bonus arrangement entitling each of them to one-quarter of one percent of the Company's net income. In addition, in 1998 the Board approved and the Company paid an aggregate of $700,000 for variable- and fixed-rate annuity policies for Mr. Blair. Mr. Blair has reimbursed the Company $250,000 of that amount and currently is the owner of one-third of the policy. The remainder of the policy vests to Mr. Blair over the next two years, subject to his reimbursement to the Company for the remainder of the cost. Until it is reimbursed in full, the Company has a proportionate ownership interest in the policy.

      Mr. Civera's agreement, initially effective January, 1997, and, as amended, from January, 1999, provides for, among other things, an annual base salary of $350,000, a bonus arrangement of one percent of the Company's after-tax profit, options to purchase 1,125,000 shares of the Company's Common Stock (750,000 shares exercisable at or above the market price at the date of grant and 375,000 shares exercisable at $4.00 below the market price at the date of grant) that vest over an eight-year period (with an acceleration provision based on performance) and a net of income tax retirement benefit (approximately $1.0 million) in the form of vested trust arrangements that is earned over a five-year period. In December 1997, the Company accelerated the vesting of the 750,000 stock options which had an exercise price equal to or above the market price at the date of grant. Mr. Civera's agreement also contains benefit provisions related to a change in control of the Company. On February 25, 1999, Mr. Civera exercised options to purchase 375,000 shares of Common Stock at a weighted average exercise price of $6.50. These shares were sold by Mr. Civera to Capital Z. Mr. Blair agreed, in Mr. Civera's employment contract, to vote the shares of Common Stock he controls for the election of Mr. Civera to the Board of Directors.

      Each of the employment agreements contains benefit provisions related to a change in control of the Company's ownership. In the event of a change in control, Mr. Civera will be entitled to: (i) his annual base salary and incentive bonus for the remaining term of his employment agreement; (ii) the remainder of his advance benefit payment; and (iii) immediately accelerate the vesting of all of his unvested stock options. In the event of a change in control, Messrs. Blair, Bruno and Karadimas will each receive his respective base salary and incentive bonus payment for a period of time which is the greater of the remaining unexpired term of his respective employment agreement or for one year.

      For purposes of each of the employment agreements, a "change in control" has occurred if: (i) a person becomes the beneficial owner of at least 20% of the Company's outstanding securities; (ii) in any 24 month period, a majority of the Board is replaced, unless the election of each new director was approved by a vote of 2/3 of the directors in office who were also directors at the beginning of the period; or (iii) the stockholders of the Company approve a definitive merger agreement, sale of asset agreement, or an agreement to liquidate or dissolve the Company.

      Notwithstanding the definition of "a change in control," (a) the recent transfer of 4,500,000 shares of Common Stock into the Trust by Principal Mutual, and (b) the recent acquisition by Capital Z of 1,750,000 shares of Common Stock and the option to purchase 2,250,000 shares of Common Stock does not constitute a "change in control of the Company" for purposes of these employment agreements since the holder of each agreement has waived his rights to a "change in control" under those circumstances. The waiver was accomplished through the amendment of each employment contract in January, 1999.

                                                COMPENSATION COMMITTEE OF
                                                THE BOARD OF DIRECTORS
April 22, 1999                                  Bette B. Anderson, Chairperson
                                                Thomas J. Graf
                                                Frederick H. Graefe

STOCK PERFORMANCE GRAPH

      The following graph compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total return of the index for companies whose equity securities are traded on the Nasdaq National Market and the index for the Nasdaq Health Services Stocks, commencing July 2, 1996 (the date of the Company's initial public offering), and as of December 31, 1996, June 30, 1997, December 31, 1997, June 30, 1998, and December 31, 1998. The
graph was derived from data for only a limited period of time and, as a result, may not be indicative of possible future performance of the Company's Common Stock.



                              [GRAPH APPEARS HERE]



                                                     Summary
                                                     -------

                                              7/2/96  12/31/96  6/30/97  12/31/97  6/30/98  12/31/98
                                              ------  --------  -------  --------  -------  --------
      United Payors & United Providers, Inc.  100.00   125.01   120.46    175.00   308.54    388.65
      Nasdaq National Market                  100.00   108.63   121.57    133.27   160.45    187.34
      Nasdaq Health Service Stock             100.00    88.08    91.79     89.76    89.47     76.97

      Notes:
      ------
        A. The lines represent six-month index levels.
        B. If the six-month interval, based on the fiscal year-end, is not a trading day, the preceding trading day is used.
        C. The index level for all series was set to $100.00 on July 2, 1996.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information regarding the beneficial ownership of Common Stock of the Company as of April 28, 1999, by (a) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock (b) each executive officer identified in the Summary Compensation Table above, (c) each director and nominee for director, and (d) all executive officers and directors as a group. Except as otherwise noted, the named stockholders had sole voting and investment power with respect to such securities. Unless indicated otherwise, the address of each of these persons is c/o United Payors & United Providers, Inc., 2275 Research Boulevard, Rockville, Maryland 20850.

                                                                        Shares Beneficially Owned
             Name of Beneficial Owner                                  Number            Percentage
             ------------------------                                  ------            ----------
     Thomas L. Blair(1).............................................   7,183,150            38.2%
     Principal Mutual Holding Company ("Principal Mutual") (2)(3)...     850,000             4.5
     Independent Divestment Trust (the "Trust").....................   4,500,000 (4)        23.9

     Capital Z Financial Services Fund II, L.P. ("Capital Z") (5)...   4,000,000            21.3


     OTHER DIRECTORS AND NAMED EXECUTIVE OFFICERS
     Edward S. Civera(6) ...........................................     530,994             2.7%
     Spiro A. Karadimas(7)..........................................     500,943             2.7
     S. Joseph Bruno(8).............................................     440,339             2.3
     Bette B. Anderson..............................................      13,500                (9)
     William E. Brock...............................................      14,250                (9)
     Frederick H. Graefe............................................      34,120                (9)
     All executive officers and directors as a group(10)............  11,468,595            59.4

 ---------------
(1) Represents 2,424,500 shares owned by Mr. Blair jointly with his wife, 200,000 shares owned solely by his wife, 58,650 shares owned by companies Mr. Blair may be deemed to control and 4,500,000 shares that Mr. Blair has agreed to purchase from Independent Divestment Trust. Mr. Blair has granted an option to purchase 2,250,000 shares of Common Stock. See "-- Recent Changes in Ownership by Principal Stockholders."
(2) These shares are held through Principal Health Care, Inc. an indirect wholly owned subsidiary of Principal Mutual. The address of Principal Mutual and Principal Health Care is 711 High Street, Des Moines, Iowa 50392. Two current Directors of the Company are executive officers of Principal Mutual. Mr. Drury is Chairman of the Board and Chief Executive Officer and Mr. Graf is Senior Vice President. These persons do not individually own any shares of Company stock but may be considered beneficial owners with respect to the shares owned by Principal Mutual by virtue of their positions with Principal Mutual. The respective addresses of these persons are care of Principal Mutual at Principal Mutual's address.
(3) In connection with the proposed acquisition by the Company of Baltimore American Savings Bank (the "Bank") and its parent holding company, Principal Mutual is divesting its control of the Company within the meaning of the Savings and Loan Holding Company Act. Such divestiture has involved Principal Mutual's sale of 4,500,000 shares of Common Stock of the Company to the Trust and 1,250,000 shares in a public offering. In addition, Messrs. Michael H. Gersie and Kenneth J. Linde, who were nominated as directors of the Company by Principal Mutual, resigned from the Board effective April 30, 1999, and Messrs. Drury and Graf intend to resign as Directors of the Company prior to its acquisition of Baltimore American Savings Bank.
(4) The Trust is obligated to sell these shares to Mr. Blair and he is a beneficial owner of these shares. The Trust is required to vote these shares in the same proportion as other stockholders vote their shares, except for a vote on the amendment of the Certificate of Incorporation presented to stockholders at this Meeting. See "--Recent Changes in Ownership by Principal Stockholders."
(5) Includes 2,250,000 shares which Capital Z has the right to acquire upon the exercise of an option granted to it by Mr. Blair. Also, includes shares beneficially owned by an affiliate of Capital Z. Steven M. Gluckstern and Paul H. Warren are affiliates of Capital Z and have been appointed to the Board and nominated to fill the remaining term of the term as director which expires at the annual meeting of stockholders in 2001 at the request of Capital Z. These persons may be deemed to beneficially own the shares reported as beneficially owned by Capital Z. The address of Capital Z and Messrs. Gluckstern and Warren is One Chase Manhattan Plaza, 44th Floor, New York, New York 10005.
(6) Includes options to purchase 515,625 shares which are presently exercisable. Of the 530,994 shares beneficially owned by Mr. Civera, 10,000 shares are held in trust under the Uniform Gift to Minors Act for Mr. Civera's children.
(7) Of this number, 105,000 shares are held in trust under the Uniform Gift to Minors Act for Mr. Karadimas' children and 120,000 are in Mr. Karadimas' wife's name.
(8) Of this number, 230,000 shares are held in trust under the Uniform Gift to Minors Act for Mr. Bruno's children and 25,750 shares are in Mr. Bruno's wife's name.
(9)  Represents less than 1.0% of the Company's Common Stock.
(10) Includes shares owned by Principal Mutual and Capital Z.

RECENT CHANGES IN OWNERSHIP BY PRINCIPAL STOCKHOLDERS

     In 1999, certain principal stockholders of the Company engaged in transactions that have resulted in significant changes in their ownership of the Company's Common Stock. As a result, Principal Mutual has reduced its beneficial ownership of Common Stock from 6,600,000 shares to 850,000 shares. Mr. Blair has increased his beneficial ownership from 3,383,150 shares to 7,183,150 shares and Capital Z has purchased 1,750,000 shares of Common Stock from management and employees of UP&UP and an option to purchase from Mr. Blair an additional 2,250,000 shares of Common Stock. These transactions are described below.

     SALE OF SHARES BY PRINCIPAL MUTUAL

     In light of the proposed acquisition by the Company of Baltimore American Savings Bank, a federal savings bank (the "Bank"), Principal Mutual is divesting its control (for purposes of the Savings and Loan Holding Company Act) of the Company. In February 1999, Principal Mutual sold 4,500,000 shares of the Company's Common Stock (the "Principal Shares"), representing 25.6% of the then-outstanding shares of Common Stock and 68.2% of Principal Mutual's holdings, to the Trust, a Delaware business trust formed for that purpose. Principal Mutual received from the Trust $13,225,000 in cash and trust certificates entitling it to the additional proceeds to be received by the Trust from the sale of the Principal Shares as described below. In addition, in April 1999, Principal Mutual sold 1,250,000 shares in a public offering.

     As a result of these divestitures, Principal Mutual beneficially owns 850,000 shares of Common Stock, or approximately 4.5% of the outstanding shares. In addition, two directors of the Company who were nominated as directors by Principal Mutual have resigned. The remaining two directors of UP&UP who were nominated by Principal Mutual would resign prior to acquisition of the Bank.

     AGREEMENT OF MR. BLAIR TO PURCHASE SHARES FROM THE TRUST

     At the same time that Principal Mutual sold its shares to the Trust, Mr. Blair agreed to purchase the Principal Shares from the Trust. Mr. Blair paid the Trust $13,225,000 towards the purchase and committed to pay the additional amount owed on or before February 25, 2003 (the "Settlement Date"). The purchase price per share is a maximum of $27.60 per share (less $2.94 per share representing the allocable per share portion of the $13,225,000 already paid by Mr. Blair). Mr. Blair may purchase the shares in whole or in part prior to the Settlement Date and must purchase all of the shares by the Settlement Date. In the event of a default by Mr. Blair on the Settlement Date with respect to the purchase of any of the Principal Shares, the Trust is required to sell those shares.

     As a result of his agreement with the Trust, Mr. Blair is considered under the rules of the SEC to beneficially own the Principal Shares. Such ownership, together with Mr. Blair's existing ownership of Common Stock means that Mr. Blair beneficially owns 7,183,150 shares, or approximately 38.2% of outstanding shares of Common Stock as of April 30, 1999. However, 2,250,000 of these shares are subject to the option granted by Mr. Blair to Capital Z, which is discussed below.

     Prior to Mr. Blair's purchase of the Principal Shares from the Trust, the Trust would be the legal owner of those shares. However, the Trust is required to vote the Principal Shares on any matter in the same proportion as the votes on such matter by the other Company stockholders; except that the Trust is required to vote for the amendment of the Company's Certificate of Incorporation presented to stockholders for their approval at the Company's 1999 Annual Meeting of Stockholders (the "Annual Meeting"), to be held on June 15, 1999.

     CAPITAL Z'S PURCHASE OF SHARES FROM MANAGEMENT

     Also in February 1999, Capital Z purchased from Mr. Blair and certain other management and employee holders of Common Stock an aggregate of 1,750,000 shares of Common Stock for $35 million. Mr. Blair sold 700,000 of those shares. Also, Mr. Blair granted options to Capital Z to purchase from him an additional 2,250,000 shares of Common Stock for $27.60 per share, including a $6.00 per share non-refundable deposit. Mr. Blair used most of the proceeds from this transaction, after giving effect to his federal and state income tax obligations, to make the $13,225,000 payment to the Trust. As a result, Capital Z owns 9.3% of the Company's Common Stock outstanding. Capital Z beneficially owns 21.3% of the Common Stock when the option is considered. Mr. Blair's beneficial ownership would be reduced to 26.2% if the option is exercised.

     For the purposes of the SEC's rules (and the foregoing table), the 2,250,000 shares subject to an option from Mr. Blair to Capital Z are considered to be beneficially owned by both of those persons.

     RELATED ARRANGEMENTS

     In connection with the Capital Z transaction described above, Mr. Blair and the Company agreed to certain related arrangements, which are described below.

     NOMINATION OF DIRECTORS. The Company agreed to nominate to its Board of Directors two individuals designated by Capital Z. Those persons have been appointed to the Board and are presented for election by stockholders at the Annual Meeting. Certain increases in the number of directors could require an increase in the number of directors to be designated by Capital Z. Capital Z's rights to board nominees are subject to its maintaining specified levels of Common Stock ownership.

     REGISTRATION RIGHTS. In addition, the Company granted certain registration rights which permit Capital Z to have the Company file registration statements with the SEC to cover sales of the 1,750,000 shares acquired by Capital Z and the 2,250,000 shares that Capital Z would acquire upon exercise of the option grated to Capital Z by Mr. Blair. These registration rights are not exercisable until at least August 1999. Capital Z may assign these rights. The Company is entitled to buy the shares covered by these registration rights before they are sold by Capital Z.

     AMENDMENT OF CERTIFICATE OF INCORPORATION. The Company agreed to submit to stockholders at the Annual Meeting a proposal to amend its Certificate of Incorporation to eliminate or reduce requirements imposed by certain provisions which may be considered to have an anti-takeover effect.

     Thomas L. Blair has agreed to vote his shares in favor of that amendment, and the Trust is directed to vote its shares in favor of that amendment.

     OTHER MATTERS. In addition, Mr. Blair granted Capital Z certain rights to buy shares of Common Stock if Mr. Blair proposes to sell those shares and certain rights to participate in a sale by Mr. Blair of shares of Common Stock. The Company has also agreed not to repurchase shares of its stock to the extent that such repurchases would subject Capital Z to a possible presumption of control under the Home Owners Loan Act, as amended, based on the 1,750,000 shares Capital Z currently owns and shares that it acquires upon exercise of the option granted by Mr. Blair, so long as the Company is a savings and loan holding company.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The following are transactions involving Thomas L. Blair, the Chairman of the Board and Co-Chief Executive Officer of the Company and/or Principal Mutual and the Company:

     The Company utilizes, for corporate business purposes, the services of an aircraft owned by a corporation that is owned by Thomas L. Blair. The amount paid by the Company to this corporation in 1998, 1997, and 1996 was approximately $445,000, $263,000, and $153,000, respectively.

     During 1996, an affiliate of Principal Mutual that is a payor for health care services contracted with the Company for access to a network of health care providers developed by the Company (the "Provider Network"). Principal Mutual's affiliate has also been a payor client of an affiliate of the Company since 1992. Approximately, $7,376,000, $2,342,000 and $80,000 of Provider Network
revenue for 1988, 1997 and 1996, respectively, was derived from its contract with the Principal Mutual affiliate. At December 31, 1998 and 1997, approximately $904,000 and $341,000, respectively, was due from a Principal Mutual affiliate and was included in accounts receivable.

     During 1997, the Company purchased medical and life insurance from a Principal Mutual affiliate. The Company did not purchase health insurance from that Principal Mutual affiliate during 1998. A Principal Mutual affiliate has also administered the Company's 401(k) plan since 1997. Amounts paid to Principal Mutual affiliates in 1998 and 1997 for these insurance products and services approximated $159,000 and $386,000, respectively.

     The Company performs certain administrative services for HealthExtras, an entity formed by Principal Mutual and Thomas L. Blair, that markets catastrophic and supplemental health insurance. During 1998, HealthExtras reimbursed the Company approximately $839,000 for staffing and other costs incurred by the Company in the performance of services on behalf of HealthExtras. The Company has also entered into a royalty agreement with HealthExtras effective January 1, 1999. The royalty agreement provides the Company with a per member/per month royalty fee in exchange for the Company granting HealthExtras' members access to its Provider Network at no fee over a four-year period. The royalty fee initially starts at $1.00 per member/per month in year one and increases to $1.50 per member/per month in year four. The royalty fee is based upon the tenure of each member participating in the HealthExtras program. It is likely that HealthExtras' future product development will integrate the use of the Provider Network. The Company has guaranteed a credit facility of HealthExtras in the amount of $3.0 million.

     See Item 12 for a discussion of proposed arrangements relating to the divestiture by Principal Mutual of a controlling relationship with respect to the Company and related possible transactions, which, among other things, could involve transactions between the Company and Mr. Blair or Principal Mutual, including its affiliates.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            UNITED PAYORS & UNITED PROVIDERS, INC.


Date: April 29, 1999              By: /s/ S. Joseph Bruno
                                      ------------------------------------------
                                      S. Joseph Bruno
                                      Vice President and Chief Financial Officer