Form 10-Q
period 1999-03-31
UNITED PAYORS & UNITED PROVIDERS INC
filed 1999-05-17
CIK 1012441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

The number of shares of common stock, par value $.01 per share, outstanding on May 3, 1999 was 18,820,956.

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                                AND SUBSIDIARIES

                          First Quarter 1999 Form 10-Q

                                TABLE OF CONTENTS


                                                                          Page
PART I  FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS

    Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and
      December 31, 1998.....................................................1

    Consolidated Statements of Operations for the Three Months Ended
      March 31, 1999 and 1998 (Unaudited)...................................2

    Consolidated Statements of Cash Flows for the Three Months Ended
      March 31, 1999 and 1998 (Unaudited)...................................3

    Notes to Consolidated Financial Statements..............................4


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................6


  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......13


PART II  OTHER INFORMATION


SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     March 31,      December 31,
                                                      1999             1998
                                                  -------------    -------------
                                         ASSETS    (Unaudited)
Current assets:
  Cash and cash equivalents ...................   $  29,720,604    $  27,510,647
  Short-term investments ......................       5,510,045        3,855,195
  Accounts receivable .........................      15,145,738       12,729,631
  Other current assets ........................       3,044,185        2,442,075
                                                  -------------    -------------
    Total current assets ......................      53,420,572       46,537,548

Fixed assets, net .............................       4,000,862        4,301,944
Advances to contracting providers, net ........      26,746,530       24,414,030
Intangible and other assets, net ..............      40,042,091       40,691,477
                                                  -------------    -------------
    Total assets ..............................   $ 124,210,055    $ 115,944,999
                                                  =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses .......   $   9,839,066    $  11,487,823
  Income and other taxes payable ..............       5,170,500        2,861,841
  Notes payable and capital leases,
    current portion ...........................       5,031,246        5,040,951
                                                  -------------    -------------
    Total current liabilities .................      20,040,812       19,390,615
Other accrued expenses ........................       1,038,333        1,073,333
Notes payable and capital leases,
    less current portion ......................      15,772,741       17,022,738
                                                  -------------    -------------
    Total liabilities .........................      36,851,886       37,486,686
                                                  -------------    -------------

Commitments and contingencies

Stockholders' equity:
  Convertible preferred stock, $0.01 par
    value, 5,000,000 shares authorized,
    none issued and outstanding ...............            --               --
  Common stock, $0.01 par value, 35,000,000
    shares authorized, 17,560,525 and
    17,360,454 shares issued at March 31,
    1999 and December 31,1998, respectively ...         175,605          173,605
  Additional paid-in capital ..................      37,741,518       37,123,886
    Treasury stock, no shares at March 31,
      1999 and 273,151 shares at December
      31, 1998, at cost .......................            --         (2,634,490)
    Retained earnings .........................      50,089,871       44,491,012
    Deferred compensation .....................        (648,825)        (695,700)
                                                  -------------    -------------
      Total stockholders' equity ..............      87,358,169       78,458,313
                                                  -------------    -------------

      Total liabilities and stockholders'
        equity ................................   $ 124,210,055    $ 115,944,999
                                                    =============    =============

   The accompanying notes are an integral part of these financial statements..

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended March 31,
                                                      1999             1998
                                                  ------------     ------------
Revenue:
  Provider network revenue ...................    $ 18,769,336     $ 13,733,745
  Medical management outsourcing services ....       4,953,067        4,864,265
                                                  ------------     ------------
    Total revenue ............................      23,722,403       18,598,010
                                                  ------------     ------------

Operating expenses:
  Direct contract expenses ...................      11,029,587        8,421,248
  General and administrative .................       2,317,987        1,979,265
  Depreciation and amortization ..............         994,542          639,689
                                                  ------------     ------------
    Total operating expenses .................      14,342,116       11,040,202
                                                  ------------     ------------

Other income, net of interest expense ........         (48,428)         (36,908)
                                                  ------------     ------------

Income before income taxes ...................       9,331,859        7,520,900

Income tax provision .........................       3,733,000        3,124,706
                                                  ------------     ------------

Net income ...................................    $  5,598,859     $  4,396,194
                                                  ============     ============


Net income per share - basic .................    $       0.32     $       0..26
                                                  ============     ============

Weighted average shares outstanding -
  basic ......................................      17,269,000       17,040,000
                                                  ============     ============


Net income per share - diluted ...............    $       0.31     $       0..25
                                                  ============     ============

Weighted average shares outstanding -
  diluted ....................................      18,243,000       17,799,000
                                                  ============     ============

   The accompanying notes are an integral part of these financial statements..

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                  Three Months Ended March 31,
                                                     1999              1998
                                                 ------------      ------------
Operating activities
  Net income ...............................     $  5,598,859      $  4,396,194
  Adjustment to reconcile net income to
    net cash provided by (used in)
    operations
    Depreciation and amortization ..........          994,542           639,689
    Deferred income taxes and other
      non-cash items .......................          692,736           251,020
    Changes in assets and liabilities:
      Accounts receivable ..................       (2,775,535)         (690,043)
      Accounts payable and accrued
        expenses ...........................       (1,648,755)          268,768
      Current and other assets .............         (873,799)          230,539
      Income and other taxes payable .......        2,308,661         1,808,331
                                                 ------------      ------------
    Net cash provided by operating
      activities ...........................        4,296,709         6,904,498
                                                 ------------      ------------

Investing activities
    Purchases of fixed assets ..............          (72,463)         (480,444)
    Purchases of short-term investments ....       (5,775,055)       (4,322,285)
    Proceeds from sale of short-term
      investments ..........................        4,134,849         2,379,945
    Advances to contracting providers ......       (2,368,500)       (2,518,000)
    Other, net .............................             --             108,198
                                                 ------------      ------------
  Net cash used in investing activities ....       (4,081,169)       (4,832,586)
                                                 ------------      ------------

Financing activities
    Purchase of treasury stock .............             --            (207,574)
    Issuances of stock from Treasury .......        3,254,122           121,700
      and exercises of stock options
    Repayment of debt ......................       (1,259,705)         (795,998)
                                                 ------------      ------------
  Net cash provided by (used in)
    financing activities ...................        1,994,417          (881,872)
                                                 ------------      ------------

Increase in cash and cash equivalents ......        2,209,957         1,190,040
Cash and cash equivalents
    Beginning of the period ................       27,510,647        14,456,069
                                                 ------------      ------------
    End of the period ......................     $ 29,720,604      $ 15,646,109
                                                 ============      ============

   The accompanying notes are an integral part of these financial statements..

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.  BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     United Payors & United Providers, Inc. ("UP&UP" or the "Company") is a Delaware corporation which is the successor to an Iowa corporation organized in February 1995 by its Chairman and Co-Chief Executive Officer, Thomas L. Blair, and an affiliate of Principal Mutual Holding Company ("Principal Mutual"). UP&UP has developed a network of providers offering nationwide access to discounted health care services for payors of health care services who contract with it.. UP&UP enters into contractual arrangements with providers such as hospitals, ancillary facilities and physicians who agree to provide services on a discounted basis to its payor clients. The payor clients include traditional indemnity insurance companies, self-insured entities, unions and federal government health plans. UP&UP also provides management and administrative services for payor clients with respect to their relationships with provider networks. In addition, UP&UP offers medical management outsourcing services, including a broad array of utilization review and case management services through its subsidiary, National Health Services, Inc. UP&UP derives its revenues primarily from the receipt of a percentage of the price concessions that payor clients receive from the contracting providers in the provider network, a percentage of cost savings realized by payor clients using its network management services, monthly membership-based fees for utilization review services, and hourly fees for case management services.

     On April 13, 1998 the Company's Board of Directors approved a three-for-two split in the form of a stock dividend which was paid on May 4, 1998. All references in the 1997 financial statements to number of shares, related prices and per share amounts have been restated to reflect the stock split.

2.  LEGAL PROCEEDINGS

     On April 26, 1996, First Health Group (formerly known as HealthCare COMPARE), a Delaware corporation and competitor of the Company, filed a civil complaint against the Company in the United States District Court for the Northern District of Illinois. The complaint, in its present amended form, seeks permanent injunctive relief, as well as an unspecified amount of damages, and alleges violations of the Lanham Act, 15 U.S.C. Sections 1125(a)(1)(A) and
(a)(1)(B), as well as common law claims of deceptive trade practices, fraud, interference with contract, interference with prospective economic relations and unfair competition. The complaint also seeks treble damages pursuant to the Lanham Act. The complaint is based upon allegations that representatives of the Company made false and misleading statements during contract negotiations with providers in order to cause them to join the Provider Network. In pleadings and during discovery, Plaintiff has alleged that it has suffered actual damages of approximately $41 million. Further, Plaintiff is attempting to increase the amount of damages claimed by $19 million and to reserve the right to increase the amount of the claim in the future. The Company denies the allegations in the complaint and believes them to be without merit. In addition, the Company has moved to strike any increased damage claim as untimely. The Company has asserted a counterclaim against the Plaintiff for violations of the Lanham Act, as well as common law claims for unfair competition, commercial disparagement and service mark cancellation. Fact discovery in the action is ongoing and the trial date has not yet been set by the Court. Based upon the available information, management believes that its potential liability, if any, arising from the litigation will not be material to the consolidated financial statements of the Company.

     The Company is also a party to other legal actions arising in the ordinary course of business. Management believes that damages arising from these actions, if any, will not be material to the consolidated financial statements of the Company.

3.  BUSINESS COMBINATION

     Effective December 1, 1998, the Company acquired ProAmerica Managed Care, Inc. ("ProAmerica") for a purchase price of approximately $14.3 million, consisting of $11.7 million in cash and the assumption of approximately $2.6 million in liabilities based on a preliminary determination of the liabilities assumed. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of ProAmerica have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. A preliminary allocation of the purchase price resulted in goodwill of $12.6 million which is being amortized over 15 years. The unamortized portion of goodwill at March 31, 1999 and December 31, 1998, is included in intangible and other assets in the accompanying consolidated balance sheets.

4.  EARNINGS PER SHARE

     A reconciliation of the numerators and denominators of the basic earnings per share computations for the three months ended March 31, 1999 and 1998 to the numerators and denominators of the diluted earnings per share computations for the respective periods follows:

                                      1999                                 1998
                       ---------------------------------    ---------------------------------
                       Net Income    Shares    Per Share    Net Income    Shares    Per Share
                       ----------  ----------  ---------    ----------  ----------  ---------
 Basic                 $5,598,859  17,269,000   $ 0.32      $4,396,194  17,040,000    $ 0.26
 Effect of Dilutive
   Securities                  --     974,000    (0.01)             --     759,000     (0.01)
                       ----------  ----------  ---------    ----------  ----------  ---------
 Diluted               $5,598,859  18,243,000   $ 0.31      $4,396,194  17,799,000    $ 0.25
                       ==========  ==========  =========    ==========  ==========  =========

     Stock options to purchase 6,000 shares of common stock at a weighted average exercise price of $28.00 per share were outstanding during the three months ended March 31, 1999 but were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares and, therefore, were antidilutive. These stock options expire December, 2009.

     In February 1999, holders of stock options to purchase 466,500 shares of the Company's common stock at an aggregate exercise price of $3.1 million exercised their options.

5.  COMMITMENTS AND CONTINGENCIES

     The Company on October 6, 1998 entered into an agreement to acquire for $2.5 million a federal savings bank (the "Bank") and its parent holding company, having total assets of approximately $27 million, subject to the approval of shareholders of the holding company and federal banking regulators. Upon acquisition of the Bank, the Company would become a savings and loan holding company, subject to supervision and examination by the Office of Thrift Supervision (the "OTS"). The Bank is subject to extensive regulations, supervision and examination by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). In connection with the Company's proposed acquisition of the Bank and its parent holding company, Principal Mutual, which, at December 31, 1998 owned 6,600,000 shares or approximately 38.6% of the Company's outstanding common stock, proposes to divest control of the Company within the meaning of the Savings and Loan Holding Company Act ("Holding Company Act"), and the four directors of the Company who may be considered to be affiliated with or nominated by Principal Mutual, will resign from the Board of Directors of the Company. To accomplish such divestiture of control, on February 25, 1999, Principal Mutual, sold 4,500,000 shares (the "Principal Shares") of common stock of the Company, or approximately 25.6% of the outstanding shares, to a trust (the "Trust"). Principal Mutual received from the Trust $13,225,000 in cash and trust certificates entitling it to the proceeds from the sale of the Principal Shares. At the same time, the Trust agreed to sell the Principal Shares to Thomas L. Blair, the Chairman and Co-Chief Executive Officer of the Company, on or before four years from the date of the transfer of the Principal Shares to the Trust. UP&UP would be a unitary savings and loan holding company, if the current control of UP&UP by Principal Mutual is divested, as proposed (see Note
7). As a unitary savings and loan holding company, UP&UP generally will not be restricted under existing laws as to the type of business activities in which it may engage, provided the Bank continues to meet the standards as a qualified thrift lender. There can be no assurance that the Company's acquisition of the Bank will be approved by the OTS. The Company believes such approval will be given only, among other things, if the OTS is satisfied as to the arrangements by Principal Mutual to divest control of the Company within the meaning of the Holding Company Act. Principal Mutual already is a savings and loan holding company. In light of the regulatory uncertainty regarding the proposed acquisition of the Bank, the Company is not treating the acquisition as probable for financial reporting purposes.

6.  UNAUDITED INFORMATION

     The consolidated financial statements for the three months ended March 31, 1999 and 1998 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year or in the future.

7.  SUBSEQUENT EVENT

     In April 1999, the Company completed an offering of 2,500,000 shares of common stock at $19.00 per share consisting of 1,250,000 shares issued by the Company and 1,250,000 shares sold by Principal Mutual. The issuance of the 1,250,000 shares resulted in net proceeds to the Company (net of underwriters' commissions) of $22.6 million before estimated offering expenses of $0.6 million. The Company intends to use the net proceeds to repay debt and for working capital and general corporate purposes, including the funding of advances to contracting providers and for potential acquisitions.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-Q may contain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

GENERAL

     United Payors & United Providers, Inc. ("UP&UP" or the "Company") is a Delaware corporation which is the successor to an Iowa corporation organized in February 1995 by its Chairman and Co-Chief Executive Officer, Thomas L. Blair, and an affiliate of Principal Mutual Holding Company ("Principal Mutual").

     UP&UP has developed a network of providers ("Provider Network") offering nationwide access to discounted health care services for payors of health care services who contract with it ("Payor Clients"). UP&UP enters into contractual arrangements with providers such as hospitals, ancillary facilities and physicians ("Contracting Providers") who agree to provide services on a discounted basis to its Payor Clients. The Payor Clients include traditional indemnity insurance companies, self-insured entities, unions and federal government health plans. UP&UP also provides management and administrative services for Payor Clients with respect to their relationships with provider networks. In addition, UP&UP offers medical management outsourcing services, including a broad array of utilization review and case management services through its subsidiary, National Health Services, Inc. ("NHS"), the third largest independent utilization management company in the United States, based on an annual acute in-patient admission volume.

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

     Effective December 1, 1998, the Company acquired ProAmerica Managed Care, Inc. ("ProAmerica"), a national preferred provider network that operates a network of health care providers. The acquisition of ProAmerica has been accounted for as a purchase and, accordingly, the results of operations for ProAmerica has been included in the Selected consolidated financial statements since the effective date of the respective acquisitions.

Period-to-period comparisons are not necessarily meaningful due to the impact of acquisitions and formation transactions completed during the periods.

DIRECT CONTRACT EXPENSES

     Direct contract expenses include access fees paid by the Company for the utilization of other provider networks, marketing commissions, and other direct costs of services, such as personnel, related to repricing of claims, client services, and other costs incurred in connection with the generation of revenues and the development of the Company's Provider Network. Direct contract expenses also include the costs of medical personnel (nurses and doctors) and other expenses related to its medical management outsourcing services. Marketing commissions are payable to consultants and marketing organizations who became entitled to such commissions for their role in obtaining contracts with certain Payor Clients.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses include salaries and related costs for personnel involved in the administration of the Company and other costs, such as professional services and general overhead expenses.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

     Total revenues increased by $5.1 million, from $18.6 million in 1998 to $23.7 million in 1999. Provider network revenues increased by $5.0 million, from $13.7 million in 1998 to $18.7 million in 1999. This increase was attributable to the acquisition of ProAmerica, the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's Provider Network. At March 31, 1999, the Provider Network consisted of direct contracts with approximately 17,700 medical facilities and approximately 153,000 physicians compared to approximately 12,000 medical facilities and approximately 140,000 physicians at March 31, 1998. Medical management outsourcing services revenues increased by approximately $0.1 million, from $4.9 million in 1998 to $5.0 million in 1999.

     Direct contract expenses increased by $2.6 million, from $8.4 million in 1998 to $11.0 million in 1999. Access fees to other provider networks as a percentage of Provider Network revenues increased by 1.1% from 7.7% ($1.1 million) in 1998 to 8.8% ($1.7 million) in 1999. The percentage increase was attributable to the net effect of an increase in access fees due to the inclusion in 1998 of the access fees of ProAmerica, which incurs a higher level of access fees as a percentage of its Provider Network revenues than UP&UP, and a reduction in the access fees of UP&UP due to growth in the number of providers contacting directly with UP&UP and Payor Clients accessing more direct contract. Other direct costs of services increased by approximately $2.0 million, from $7.4 million in 1998 to $9.4 million in 1999. The increase was primarily attributable to the acquisition of ProAmerica.

     General and administrative expenses increased by approximately $0.3 million, from approximately $2.0 million in 1998 to approximately $2.3 million in 1999. The increase was primarily attributable to the acquisition of ProAmerica and an overall increase in expenses of UP&UP resulting from an increase in the number of employees in the administrative and executive areas and an increase in professional fees for accounting and legal services.

     Depreciation and amortization increased by approximately $0.4 million, from approximately $0.6 million in 1998 to approximately $1.0 million in 1999. The increase was primarily attributable to the amortization of goodwill of ProAmerica and other intangible assets and the depreciation of investments made to achieve the consolidation of the Provider Network operations and to enhance the information technology infrastructure in order to allow for future growth and capabilities.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1999 and December 31, 1998, the Company had working capital of approximately $33.4 million and $27.1 million, respectively. In December 1998, the Company utilized the proceeds from a $10 million line of credit with a bank as part of the consideration paid for the acquisition of ProAmerica. In February 1999, the Company entered into a five-year $10 million term loan with the same bank and utilized the proceeds from the term loan to replenish the amount drawn under the line of credit.

     The Company's primary capital resources commitment is to fund advances to Contracting Providers upon exercise of prepayment options ("Prepayment Options") granted to Contracting Providers. Depending on increases in claims volume and in the number of Payor Clients and Contracting Provider hospitals electing to accept the Prepayment Option, the Company estimates that $15 million to $20 million could be required to fund the Prepayment Options during 1999. In 1997, the Board of Directors of the Company approved a common stock repurchase program of up to $5 million. The Company canceled the common stock repurchase program as of February 1, 1998. As of December 31, 1998, the Company had repurchased 389,625 shares of its outstanding common stock under the program, at an aggregate purchase price of $3.5 million, and reissued 116,474 of the shares for an aggregate consideration of $0.9 million. During the three months ended March 31, 1999, the Company reissued the remainder of the shares in connection with the exercise of stock options with an aggregate exercise price of $3.1 million.

     In April 1999, the Company completed an offering of 2,500,000 shares of common stock at $19.00 per share consisting of 1,250,000 shares issued by the Company and 1,250,000 shares sold by Principal Mutual. The issuance of the 1,250,000 shares resulted in net proceeds to the Company (net of underwriters' commissions) of $22.6 million before estimated offering expenses of $0.6 million. The Company intends to use the net proceeds to repay debt and for working capital and general corporate purposes, including the funding of advances to contracting providers and for potential acquisitions.

     The Company believes that its existing liquidity sources, anticipated funds from operations, and credit arrangements will satisfy cash requirements for its operations for the next twenty-four months. However, in the event of additional acquisitions and/or in the event that the advances for Prepayment Options exceed the Company's currently anticipated estimates and/or other available sources of liquidity to fund such payments are not as great as anticipated, or in the event that, if a federal savings bank is acquired as proposed and the bank requires funding to maintain its capital requirements or to expand its business, the Company could be required to borrow additional funds or issue additional equity securities to fund the balance of such advances. There can be no assurances that the Company will be able to effect any such additional borrowings or issue additional equity securities on acceptable terms.

INTEREST RATE SENSITIVITY

     The Company is subject to interest rate risk on its short-term investments portfolio and its outstanding bank loans. The Company has determined that a 10% move in the current weighted average interest rates of its short-term investments and its outstanding bank loans would not have a material effect on the Company's financial position, results of operations and cash flows over the next year.

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

YEAR 2000 READINESS DISCLOSURE

     The Company is aware of the issues associated with the programming code in existing computer and software systems regarding the Year 2000. The Company, like other organizations, is in the process of assessing and modifying or replacing its information technology and non-information technology to ensure, to the extent within the control of the Company, their functionality with respect to the "Year 2000" millennium change and to identify and evaluate potential risks to the Company to the extent that Year 2000 problems not within the Company's control could impact the Company. The Company's primary computer systems operate from an IBM platform and were designed in the 1990's, generally with four digit year capability. With respect to non-information technology, all of the Company's facilities are relatively modern, post-1990, and are believed, based on the evaluation to date, not to have any significant Year 2000 problems. The Company has budgeted $1 million, as a conservative estimate of the maximum cost to it, to address "Year 2000" problems, and has presently spent approximately $400,000. The Company anticipates that it will be Year 2000 compliant by July 1, 1999 and will spend the remainder of 1999 testing. While there can be no guarantee, the Company believes that Year 2000 issues with respect to both the information technology and non-information technology systems within its control will be adequately addressed by it and will not cause material disruption to the Company's operations. The Company intends to monitor its progress towards addressing its Year 2000 issues successfully and intends to develop contingency plans if necessary.

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

     During the past several years, the United States health care industry has been subject to changing and increasing government regulation. A number of proposals for health care reform have been made at the federal and state levels, including proposals to provide greater government control of health care spending, to reduce fraud and abuse, to broaden access to health care services and to change the operating environment for health care providers and payors.. UP&UP cannot predict what impact, if any, these activities, which include efforts to effect reform through legislation and changes in the administration or interpretation of government health care programs, laws, regulations or policies, might have on it. Any of these activities could have a material adverse effect on UP&UP.

RISKS RELATED TO GROWTH

     UP&UP's strategy is to continue to grow aggressively, both internally and through acquisitions. Since its initial Public Offering in July 1996, UP&UP has made three acquisitions, most recently the ProAmerica acquisition in December 1998. This strategy is likely to place significant demands on UP&UP's financial, operational and management resources, and to expose it to a variety of risks, including the risk that UP&UP will be unable to attract and retain the personnel or obtain the financial and other resources necessary to pursue and manage its growth. UP&UP's growth makes for greater demands on the time and attention of its key personnel. Expenses arising from UP&UP's efforts to complete acquisitions, develop new products or increase its existing market penetration could have a material adverse effect on it. Furthermore, UP&UP may not be able to identify, acquire or integrate acquisition candidates successfully or manage profitably any additional products and services resulting from acquisitions. Acquired businesses, products and services may not contribute to UP&UP's overall strategy or produce returns that justify the related investment or implementation by UP&UP. In addition, UP&UP may acquire companies or seek to develop products or services in areas in which it does not currently operate or have meaningful experience. For example, UP&UP has recently entered into an agreement to acquire a federal savings bank. These acquisitions or developments may require UP&UP's management to develop expertise in new areas and to attract a new customer base and could have a material adverse effect on UP&UP. UP&UP may not be able to implement its growth strategy successfully or, if successful in consummating acquisitions, be able to manage its expanded operations effectively and profitably.

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

     Thomas L. Blair, Chairman of the Board and Co-Chief Executive Officer of UP&UP beneficially owns an aggregate of 7,183,150 shares, or approximately 40.9% of UP&UP's common stock. This beneficial ownership includes 4,500,000 shares, or approximately 25.6% of outstanding shares, which Mr. Blair has committed to purchase on or prior to February 25, 2003. These 4,500,000 shares currently are held by Independent Divestment Trust, which acquired them from Principal Mutual Holding Company. In addition, Capital Z Financial Services Fund II, L.P. recently purchased 1,750,000 shares from officers and employees of UP&UP and an option to purchase from Mr. Blair an additional 2,250,000 shares of common stock on or prior to February 25, 2003.

Effect on Trading Market For UP&UP Common Stock

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

Effect on Control of UP&UP

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

     In addition, UP&UP has agreed to nominate two designees of Capital Z Financial Services Fund II for election as directors. Thus, Capital Z Financial Services Fund II could gain a significant influence in the business of UP&UP..

REGULATION OF UP&UP AS A SAVINGS AND LOAN HOLDING COMPANY

     UP&UP has entered into an agreement to acquire for $2.5 million a savings and loan holding company and its wholly owned, federal savings bank subsidiary, subject to the approval of shareholders of the holding company and federal banking regulators. The bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. If this acquisition is completed, UP&UP would become a savings and loan holding company, subject to supervision and examination by the Office of Thrift Supervision of the U.S. Department of Treasury. UP&UP would be a unitary savings and loan holding company, if the current control of UP&UP by Principal Mutual Holding Company is divested, as proposed (see Note 7 to the Consolidated Financial Statements). As a unitary savings and loan holding company, UP&UP generally will not be restricted under existing laws as to the type of business activities in which it may engage, provided the bank continues to meet the standards as a qualified thrift lender. Nevertheless, the Office of Thrift Supervision will have enforcement authority over UP&UP and its non-savings association subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank.

DEPENDENCE ON KEY PERSONNEL

     UP&UP depends to a significant extent on its Chairman and Co-Chief Executive Officer, Thomas L. Blair, its Co-Chief Executive Officer and President, Edward S. Civera, its Vice President of Operations, Spiro A. Karadimas and its Vice President and Chief Financial Officer, S. Joseph Bruno. UP&UP's growth and future success will depend in large part on its ability to retain and attract highly qualified personnel. UP&UP has entered into a five-year employment agreement with Mr. Civera extending to January, 2004, and has entered into two-year employment agreements with Messrs. Karadimas, Blair and Bruno, extending to January, 2001. If UP&UP were to lose any of its key personnel, particularly any of its executive officers, or be unable to retain or hire qualified personnel, then it could be potentially and adversely affected.

POTENTIAL IMPEDIMENTS TO TAKEOVER

     The concentration of ownership of its common stock could also impede any effort by a third party to effect a change of control of UP&UP. In addition, UP&UP's certificate of incorporation and bylaws contain a number of provisions that could inhibit a change of control by means of a tender offer, merger, proxy contest or otherwise, including advance notice and supermajority provisions, provisions that establish a classified board of directors and provisions that enable UP&UP to issue "blank check" preferred stock. These provision could reduce or eliminate any takeover premium in the market price for UP&UP's common stock or otherwise limit the price certain investors might be willing to pay for UP&UP's common stock.

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

UP&UP'S ANNUAL AND QUARTERLY OPERATING RESULTS ARE SUBJECT TO FLUCTUATION

     UP&UP's annual and quarterly operating results could fluctuate in the future as a result of a number of factors, including:

     o the expiration or termination of contracts with significant Payor Clients or Contracting Providers;
     o     the timing of new product and service introductions;
     o     changes in pricing; o increases in operating expenses;
     o     increases in selling, general and administrative expenses;
     o     increased competition;

     o     the impact of acquisitions;
     o     regulatory changes; and
     o     conditions in the health care industry and the economy generally.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Included in "Management's Discussion and Analysis of Financial
          Condition and Results of Operations")


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the company, except as referenced in Note 2 to the Consolidated Financial Statements for the three months ended March 31, 1999.

ITEM 2.  CHANGES IN SECURITIES (Not Applicable)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES (Not Applicable)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Not Applicable)

ITEM 5.  OTHER INFORMATION (None)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

  Exhibit No.                      Description

     2.1      Agreement with America's Health Plan, Inc. (1)
     2.2      Plan and Agreement of Merger of IM&I, Inc. into PB Newco (1)
     2.3 Plan and Agreement of Merger of PB Newco, Inc. into United Payors & United Providers, Inc. (1)
     3.1 Certificate of Incorporation of United Payors & United Providers, Inc. (1)
     3.2      Bylaws of United Payors & United Providers, Inc. (1)
     4.1      Specimen Stock Certificate of United Payors & United Providers,
              Inc. (1)
     4.2      Shareholder Agreement (1)
    10.1      Form of Indemnification Agreement (1)
    10.2 Stock Purchase Agreement between Preferred Health Choice and United Payors & United Providers, Inc., dated October 22, 1996 (2)
    10.3 Warrants to Purchase 150,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc., dated October 23, 1996 (3)
    10.4 Warrants to Purchase 168,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc., dated October 27, 1996 (3)
    10.5 Stock Purchase Agreement between United Payors & United Providers, Inc. and Principal Holding Company, a wholly owned subsidiary of Principal Mutual Life Insurance Company, dated September 29,
              1997 (4)
    10.6 Stock Purchase Agreement by and among United Payors & United Providers, Inc. and The MetraHealth Employee Benefits Company, Inc., dated December 17, 1998(5)
    10.7 Employment Agreement by and between United Payors & United Providers, Inc., Thomas L. Blair, Chairman of the Board and
              Chief Executive Officer of United Payors & United Providers, Inc., and Edward S. Civera (6)
    10.8 First Amendment to the Employment Agreement by and between United Payors & United Providers, Inc., Thomas L. Blair, Chairman of the Board and Chief Executive Officer of United Payors & United Providers, Inc., and Edward S. Civera (7)
    10.9 Employment Agreement by and between United Payors & United Providers, Inc. and Thomas L. Blair (7)
    10.10 Employment Agreement by and between United Payors & United Providers, Inc. and S. Joseph Bruno (7)
    10.11 Employment Agreement by and between United Payors & United Providers, Inc. and Spiro A. Karadimas (7)
    10.12 Registration Rights Agreement by and among Capital Z Financial Services Fund II, L.P. and United Payors & United Providers, Inc., dated February 25, 1999 (7)
    10.13 Registration Rights Agreement by and among Thomas L. Blair and United Payors & United Providers, Inc., dated February 25,
              1999 (7)
    10.14 Stockholders Agreement by and between Capital Z Financial Services Fund II, L.P., Thomas L. Blair and United Payors & United Providers, Inc., dated February 25, 1999 (7)
    10.15 Royalty Agreement between United Payors & United Providers, Inc. and HealthExtras, LLC (7)
    27.1 Financial Data Schedule As Of and For the Three Months Ended March 31, 1999 (filed herewith)
--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-3814, initially filed on April 19, 1996.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q for the quarter ended September 30, 1996.
(3) Incorporated herein by reference into this document from the Exhibits A-1 and A-2 to the Stock Purchase Agreement filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated October 13, 1997.
(5) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated December 31, 1998.
(6) Incorporated herein by reference into this document from Exhibit 10.8 to the Form 10-K for the year ended December 31, 1997.
(7) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 1998.

2.   REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on April 22, 1999 reporting
Item 5 in connection with the issuance of a press release which reported earnings for the quarter ended March 31, 1999.





                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     UNITED PAYORS & UNITED PROVIDERS, INC.
                                                  (Registrant)


Date: May 14, 1999                By:    /s/   THOMAS L. BLAIR
                                     -------------------------------------------
                                     Thomas L. Blair
                                     Chairman and Co-Chief Executive Officer


Date: May 14, 1999                By:    /s/   EDWARD S. CIVERA
                                     -------------------------------------------
                                     Edward S. Civera
                                     Co-Chief Executive Officer and President


Date: May 14, 1999                By:    /s/   S. JOSEPH BRUNO
                                     -------------------------------------------
                                     S. Joseph Bruno
                                     Vice President and Chief Financial Officer


Date: May 14, 1999                By:    /s/   EDUARDO V. FEITO
                                     -------------------------------------------
                                     Eduardo V. Feito
                                     Controller and Chief Accounting Officer