Form 10-Q
period 1999-09-30
UNITED PAYORS & UNITED PROVIDERS INC
filed 1999-11-15
CIK 1012441

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

The number of shares of common stock, par value $.01 per share, outstanding on November 8, 1999 was 19,078,177.

                     United Payors & United Providers, Inc.
                                and Subsidiaries

                          Third Quarter 1999 Form 10-Q

                                TABLE OF CONTENTS


                                                                           Page
PART I FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of September 30, 1999 (Unaudited)
            and December 31, 1998.............................................1

            Consolidated Statements of Operations for the Three and Nine Months
            Ended September 30, 1999 and 1998 (Unaudited).....................2

            Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 1999 and 1998 (Unaudited)...........................3

            Notes to Consolidated Financial Statements........................4


    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................7


    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......14


PART II OTHER INFORMATION


SIGNATURES

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                     UNITED PAYORS & UNITED PROVIDERS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                 September 30,   December 31,
                                                     1999           1998
                                                ------------   -------------
                          ASSETS                (Unaudited)
HEALTH CARE SERVICES
Current Assets
  Cash and cash equivalents                     $ 36,255,496   $ 27,510,647
  Short-term investments                           6,759,168      3,855,195
  Accounts receivable                             20,815,905     12,729,631
  Other current assets                             3,286,474      2,442,075
                                                ------------   ------------
       Total current assets                       67,117,043     46,537,548

Fixed assets, net                                  4,106,536      4,301,944
Advances to contracting providers, net            36,037,530     24,414,030
Intangible and other assets, net                  42,750,084     40,691,477
                                                ------------   ------------
       Total assets HEALTH CARE SERVICES         150,011,193    115,944,999
                                                ------------   ------------

FINANCIAL SERVICES
Cash and cash equivalents                          9,133,653           --
Investment securities                                912,742           --
Secondary market funding receivable                1,762,704           --
Loans receivable, net                             15,492,388           --
Real estate owned, net                               562,129           --
Intangible and other assets                        7,538,885           --
                                                ------------   ------------
       Total assets - FINANCIAL SERVICES          35,402,501           --
                                                ------------   ------------
       Total assets                             $185,413,694   $115,944,999
                                                ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
HEALTH CARE SERVICES
Current liabilities:
  Accounts payable and accrued
   expenses                                     $ 10,326,223  $ 11,487,823
  Income and other taxes payable                   2,133,068     2,861,841
  Notes payable and capital leases,
   current portion                                 5,010,783     5,040,951
                                                 -----------   -----------
       Total current liabilities                  17,470,074    19,390,615
Non-current accrued expenses                         968,333     1,073,333
Notes payable and capital leases, less
 current portion                                  13,272,737    17,022,738
                                                 -----------   -----------
       Total liabilities -
       HEALTH CARE SERVICES                       31,711,144    37,486,686
                                                 -----------   -----------

FINANCIAL SERVICES
Savings and NOW deposits                           7,532,802           --
Other time deposits                               18,464,725           --
                                                 -----------   -----------
       Total deposits                             25,997,527           --
                                                 -----------   -----------

Other liabilities                                    969,082           --
                                                 -----------   -----------
       Total liabilities -
       FINANCIAL SERVICES                         26,966,609           --
                                                 -----------   -----------
       Total liabilities                          58,677,753    37,486,686
                                                 -----------   -----------

Stockholders' equity:
  Convertible preferred stock, $0.01
    par value, 5,000,000 shares
    authorized, none issued and
    outstanding
  Common stock, $0.01 par value,
    35,000,000 shares authorized,
    19,078,177 and 17,360,454 shares
    issued at September 30, 1999 and
  December 31, 1998, respectively                    190,782       173,605
Additional paid-in capital                        63,843,029    37,123,886
Treasury stock, no shares at
  September 30, 1999 and 273,151
  shares at December 31, 1998,
  at cost                                                 --    (2,634,490)
Retained earnings                                 63,275,560    44,491,012
Deferred compensation                               (573,430)     (695,700)
                                                 -----------   -----------
     Total stockholders' equity                  126,735,941    78,458,313
                                                 -----------   -----------

     Total liabilities and
     stockholders' equity                       $185,413,694  $115,944,999
                                                 ============  ============

   The accompanying notes are an integral part of these financial statements

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                           Three Months Ended               Nine Months Ended
                                              September 30,                  September 30,
                                        ---------------------------    ---------------------------
                                             1999          1998           1999           1998
                                        -------------  ------------    ------------   ------------
HEALTH CARE SERVICES
Revenue
  Provider network revenue              $ 21,281,206   $ 14,225,767    $ 61,421,749   $ 42,028,629
  Medical management
  outsourcing services                     6,756,136      5,289,683      17,491,894     15,182,007
                                        ------------   ------------    ------------   ------------
      Total revenue                       28,037,342     19,515,450      78,913,643     57,210,636
                                        ------------   ------------    ------------   ------------

Operating expenses:
  Direct contract expenses                13,277,347      7,972,713      37,295,522     24,724,037
  General and administrative               2,752,670      1,907,856       7,573,678      5,837,012
  Depreciation and amortization            1,141,444        680,294       3,168,659      1,969,480
                                        ------------   ------------    ------------   ------------
      Total operating expenses            17,171,461     10,560,863      48,037,859     32,530,529
                                        ------------   ------------    ------------   ------------

Other income (expense)                       196,495       (325,657)        361,945       (285,034)
                                        ------------   ------------    ------------   ------------

Income before income taxes -
HEALTH CARE SERVICES                      11,062,376      8,628,930      31,237,729     24,395,073
                                        ------------   ------------    ------------   ------------

FINANCIAL SERVICES
Interest income                              149,576             --         149,576             --
Interest expense                             104,066             --         104,066             --
                                        ------------   ------------    ------------   ------------
      Net interest income                     45,510             --          45,510             --

Provision for loan losses                      1,170             --           1,170             --
                                        ------------   ------------    ------------   ------------
      Net interest income
      after provision for loan
      losses                                  44,340             --          44,340             --
                                        ------------   ------------    ------------   ------------

Other income                                  47,749             --          47,749             --
                                        ------------   ------------    ------------   ------------

General and administrative expenses           88,970             --          88,970             --
                                        ------------   ------------    ------------   ------------
Amortization of goodwill                      24,000             --          24,000             --
                                        ------------   ------------    ------------   ------------
Income (loss) before income taxes
- FINANCIAL SERVICES                         (20,881)            --         (20,881)            --
                                        ------------   ------------    ------------   ------------

TOTAL COMPANY
  Income before income taxes              11,041,495      8,628,930      31,216,848     24,395,073
  Income tax provision                     4,362,000      3,592,000      12,432,300     10,149,704
                                        ------------   ------------    ------------   ------------

Net income                              $  6,679,495   $  5,036,930    $ 18,784,548   $ 14,245,369
                                        ============   ============    ============   ============

Net income per share - basic            $       0.35   $       0.29   $        1.03   $       0.84
                                        ============   ============   =============    ============

Weighted average shares
outstanding - basic                       19,054,836     17,074,745      18,298,118     17,059,691
                                        ============   ============   =============   ============

Net income per share - diluted          $       0.34   $       0.28   $        0.99   $       0.79
                                        ============   =============  =============   ============

Weighted average shares
outstanding - diluted                     19,693,870     18,060,640      19,028,181     17,972,358
                                        ============   =============   ============   ============

   The accompanying notes are an integral part of these financial statements

                     UNITED PAYORS & UNITED PROVIDERS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Nine Months Ended September 30,
                                                1999             1999          1998
                                           ------------    ------------    ------------
                                               HEALTH                           HEALTH
                                                CARE           FINANCIAL         CARE
                                              SERVICES         SERVICES        SERVICES
Operating activities
  Net income (loss)                        $ 18,797,429    $    (12,881)   $ 14,245,369
  Adjustment to reconcile net income
  to net cash provided by (used in)
  operations
     Depreciation and amortization            3,168,659          30,131       1,969,480
     Deferred income taxes and other
     non-cash items                             965,894            (194)      1,440,480
     Changes in assets and liabilities,
     net of effects of acquisitions:
       Accounts receivable                   (8,210,839)             --      (1,528,212)
       Origination of loans sold in
       secondary market                              --      (1,851,899)             --
       Proceeds from loans sold in
       secondary market                              --       2,467,634              --
       Accounts payable and accrued
       expenses                              (1,903,121)       (112,233)        520,817
       Current and other assets              (1,194,390)         (5,640)        695,163
       Income and other taxes payable          (728,773)             --         230,762
                                           ------------    ------------    ------------
  Net cash provided by operating
  activities                                 10,894,859         514,918      17,573,859
                                           ------------    ------------    ------------

Investing activities
     Purchases of fixed assets                 (984,965)         (2,452)       (853,120)
     Purchases of short-term investments     (9,480,880)             --      (7,617,830)
     Proceeds from sale of short-term
     investments                              6,603,428              --       9,458,767
     Advances to contracting providers      (11,800,500)             --      (7,337,300)
     Acquisition of Bank                     (3,586,055)             --              --
     Additional capitalization of Bank       (5,000,000)             --              --
     Net increase in loans                           --        (156,760)             --
     Other, net                              (3,491,680)             --      (1,232,925)
                                           ------------    ------------    ------------
  Net cash used in investing
  activities                                (27,740,652)       (159,212)     (7,582,408)
                                           ------------    ------------    ------------

Financing activities
     Purchases of treasury stock                     --              --        (207,574)
     Issuances of stock                      29,370,810              --         491,461
     Repayment of debt                       (3,780,168)             --      (2,365,814)
     Capital from parent                             --       5,000,000              --
     Increase in deposits                            --         581,026              --
                                           ------------    ------------    ------------
  Net cash provided by (used in)
  financing activities                       25,590,642       5,581,026      (2,081,927)
                                           ------------    ------------    ------------

Increase in cash and cash equivalents         8,744,849       5,936,732       7,909,524
Cash and cash equivalents
      Beginning of the period                27,510,647       3,196,921      14,456,069
                                           ------------    ------------    ------------
      End of the period                    $ 36,255,496    $  9,133,653    $ 22,365,593
                                           ============    ============    ============

   The accompanying notes are an integral part of these financial statements
                                        3

                     UNITED PAYORS & UNITED PROVIDERS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1. BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     United Payors & United Providers, Inc. ("UP&UP" or the "Company") is a Delaware corporation which is the successor to an Iowa corporation organized in February 1995 by its Chairman and Co-Chief Executive Officer, Thomas L. Blair, and an affiliate of Principal Mutual Holding Company ("Principal Mutual"). UP&UP has developed a network of providers ("Provider Network") offering nationwide access to discounted health care services for payors of health care services who contract with it. UP&UP enters into contractual arrangements with providers such as hospitals, ancillary facilities and physicians who agree to provide services on a discounted basis to its payor clients. The payor clients include traditional indemnity insurance companies, self-insured entities, unions and federal government health plans. UP&UP also provides management and administrative services for payor clients with respect to their relationships with provider networks. In addition, UP&UP offers medical management outsourcing services, including a broad array of utilization review, case management and claims payment services. UP&UP derives its revenues primarily from the receipt of a percentage of the price concessions that payor clients receive from the contracting providers in the provider network, a percentage of cost savings realized by payor clients using its network management services, monthly membership-based fees for utilization review services, and hourly fees for case management services. On August 31, 1999 the Company acquired Baltimore American Savings Bank, F.S.B., a federal savings bank, and its parent company Quantum Financial Holdings, Inc.

     The consolidated financial statements for the three and nine months ended September 30, 1999 and 1998 have not been audited but, in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the information set forth therein. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year or in the future.

2. LEGAL PROCEEDINGS

     On April 26, 1996, First Health Group Corporation (formerly known as HealthCare COMPARE), a Delaware corporation and competitor of the Company, filed a civil complaint against the Company in the United States District Court for the Northern District of Illinois. The complaint, in its present amended form, seeks permanent injunctive relief, an unspecified amount of damages and treble damages based on alleged violations of the Lanham Act, 15 U.S.C. ss.ss. 1125(a)(1)(A) and (a)(1)(B), as well as common law claims of deceptive trade practices, fraud, interference with contract, interference with prospective economic relations and unfair competition. First Health contends that representatives of the Company made false and misleading statements during contract negotiations with health care providers in order to cause them to join the Company's provider network. The Company denies the allegations in the complaint and believes them to be without merit. The Company has asserted counterclaims against First Health for violations of the Lanham Act, as well as state law claims for unfair competition and commercial disparagement. In its court filings and discovery responses, First Health asserts that it has suffered damages in the range of $28.8 million to $37 million due primarily to its loss of a single contract. First Health later attempted to significantly expand its damages claim, but in an Order dated July 9, 1999, the Court struck all of those new damages claims with the exception of one minor claim with a purported value of approximately $31,500. Discovery in the action is completed and a tentative trial date has been set by the Court. Based upon the available information, management believes that its potential liability, if any, arising from the litigation will not be material to the consolidated financial statements of the Company.

     The Company is also a party to other legal actions arising in the ordinary course of business. Management believes that damages arising from these actions, if any, will not be material to the consolidated financial statements of the Company.

3. BUSINESS COMBINATIONS

     Effective December 1, 1998, the Company acquired ProAmerica Managed Care, Inc. ("ProAmerica") for a purchase price of approximately $14.3 million, consisting of $11.7 million in cash and the assumption of approximately $2.6 million in liabilities based on a preliminary determination of the liabilities assumed. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of ProAmerica have been included in the accompanying consolidated statements of operations since the effective date of the acquisition. A preliminary allocation of the purchase price resulted in goodwill of $12.6 million which is being amortized over 15 years. The unamortized portion of goodwill at September 30, 1999 and December 31, 1998, is included in health care services intangible and other assets in the accompanying consolidated balance sheets.

     On August 31, 1999 the Company acquired Baltimore American Savings Bank, F.S.B., a federal savings bank, and its parent company Quantum Financial Holdings, Inc. (hereafter collectively referred to as the "Bank") for a purchase price of approximately $30.0 million, consisting of $3.5 million in cash and the assumption of approximately $26.5 million in liabilities based on a preliminary determination of the liabilities assumed. The acquisition has been accounted for as a purchase and, accordingly, the results of operations of the Bank have been included in the accompanying consolidated statements of operations since the date of the acquisition. A preliminary allocation of the purchase price resulted in goodwill of $5.8 million which is being amortized over 20 years. The unamortized portion of goodwill at September 30, 1999 is included in financial services intangible and other assets in the accompanying consolidated balance sheet.

4. STOCKHOLDERS' EQUITY AND EARNINGS PER SHARE

     In February 1999, holders of stock options to purchase 466,500 shares of the Company's common stock at an aggregate exercise price of $3.1 million exercised their options.

     During April and May 1999, the Company completed an offering of 2,747,300 shares of common stock at $19.00 per share consisting of 1,458,300 shares issued by the Company, 1,250,000 shares sold by Principal Mutual and 39,000 shares sold by two other selling shareholders. The issuance of the 1,458,300 shares resulted in net proceeds to the Company (net of underwriters' commissions) of $26.3 million before offering expenses of approximately $0.7 million. The Company intends to use the net proceeds for working capital and general corporate purposes, including the funding of advances to contracting providers and for potential acquisitions.

     A reconciliation of the numerators and denominators of the basic earnings per share computations for the three and nine months ended September 30, 1999 and 1998 to the numerators and denominators of the diluted earnings per share computations for the respective periods follows:


                      Three Months Ended                     Three Months Ended
                      September 30, 1999                     September 30, 1999
               --------------------------------         --------------------------------
                                           Per                                      Per
                Net Income    Shares      Share          Net Income    Shares      Share
               -----------  ----------   ------         -----------  ----------   ------
Basic          $6,679,195   19,054,836   $ 0.35         $5,036,930   17,074,745   $ 0.29
Effect of
Dilutive
Securities             --      639,034    (0.01)                --      985,895    (0.01)
               ----------   ----------   ------         ----------   ----------   -------
Diluted        $6,679,195   19,693,870   $ 0.34         $5,036,930   18,060,640   $ 0.28
               ==========   ==========   ======         ==========   ==========   ======

                                    * * * * *

                      Nine Months Ended                      Nine Months Ended
                      September 30, 1999                     September 30, 1998
               --------------------------------         --------------------------------
                                           Per                                      Per
                Net Income    Shares      Share          Net Income    Shares      Share
               -----------  ----------   ------         -----------  ----------   ------
Basic          $18,784,548  18,298,118   $ 1.03          $14,245,369  17,059,691   $ 0.84
Effect of
Dilutive
Securities              --     730,063    (0.04)                  --     912,667    (0.05)
               -----------  ----------   -------         -----------  ----------   -------
Diluted        $18,784,548  19,028,181   $ 0.99          $14,245,369  17,972,358   $ 0.79
               ===========  ==========   ======          ===========  ==========   ======




     Stock options to purchase 10,500 shares of common stock at a weighted average exercise price of $25.25 were outstanding during the three months ended September 30, 1999, but were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares and, therefore, were antidilutive. These stock options have expiration dates ranging from January 2008 to January 2009.

     Stock options to purchase 6,000 shares of common stock at a weighted average exercise price of $28.00 were outstanding during the nine months ended September 30, 1999 but were not included in the computation of diluted earnings per share because the exercise prices of the stock options were greater than the average market price of the common shares and, therefore, were antidilutive. These stock options have expiration dates ranging from January 2008 to January 2009.

5. COMMITMENTS AND CONTINGENCIES

     Upon the acquisition of the Bank, the Company became a unitary savings and loan holding company, subject to supervision and examination by the Office of Thrift Supervision (the "OTS"). The Bank is subject to extensive regulations, supervision and examination by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). As a unitary savings and loan holding company, UP&UP generally will not be restricted under existing laws as to the type of business activities in which it may engage, provided the Bank continues to meet the standards as a qualified thrift lender.

     In connection with the Company's acquisition of the Bank and its parent holding company, Principal Mutual, which, at December 31, 1998 owned 6,600,000 shares or approximately 38.6% of the Company's outstanding common stock, has divested control of the Company within the meaning of the Savings and Loan Holding Company Act ("Holding Company Act"). To accomplish such divestiture of control, on February 25, 1999, Principal Mutual, sold 4,500,000 shares (the "Principal Shares") of common stock of the Company, to a trust (the "Trust"). Principal Mutual received from the Trust $13,225,000 in cash and trust certificates entitling it to the proceeds from the sale of the Principal Shares. At the same time, the Trust agreed to sell the Principal Shares to Thomas L. Blair, the Chairman and Co-Chief Executive Officer of the Company, on or before four years from the date of the transfer of the Principal Shares to the Trust. In addition, in April 1999 Principal Mutual sold an additional 1,250,000 shares of common stock of the Company at $19.00 per share, thereby reducing its ownership of shares of common stock of the Company to 850,000 shares or approximately 4.5% of the outstanding shares at September 30, 1999.

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

     On August 31, 1999 the Company acquired Baltimore American Savings Bank F.S.B., a federal savings bank and its parent company, Quantum Financial Holdings, Inc. (hereinafter collectively referred to as the "Bank"). The acquisition has been accounted for as a purchase, and, accordingly, the results of operations of the Bank have been included in the consolidated financial statements since the date of the acquisition.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

HEALTH CARE SERVICES

     Total revenues increased by $8.5 million, from $19.5 million in 1998 to $28.0 million in 1999. Provider network revenues increased by $7.1 million, from $14.2 million in 1998 to $ 21.3 million in 1999. This increase was attributable to the acquisition of ProAmerica, the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's Provider Network. At September 30, 1999, the Provider Network consisted of direct contracts with approximately 20,300 medical facilities and approximately 182,000 physicians compared to approximately 14,000 medical facilities and approximately 140,000 physicians at September 30, 1998. Medical management outsourcing services revenues increased by approximately $1.5 million, from $5.3 million in 1998 to $6.8 million in 1999.

     Direct contract expenses increased by $5.3 million, from $8.0 million in 1998 to $13.3 million in 1999. Access fees to other provider networks as a percentage of provider network revenues increased by 2.8% from 5.3% ($0.8 million) in 1998 to 8.1% ($1.7 million) in 1999. The percentage increase was attributable to the net effect of an increase in access fees due to the inclusion in 1999 of the access fees of ProAmerica, which incurs a higher level of access fees as a percentage of its provider network revenues than UP&UP, and a reduction in the access fees of UP&UP due to growth in the number of providers contacting directly with UP&UP and Payor Clients accessing more direct contracts. Other direct costs of services increased by approximately $4.4 million, from $7.2 million in 1998 to $11.6 million in 1999. The increase was primarily attributable to the acquisition of ProAmerica and, to a lesser extent, higher expenses directly related to the increase in both provider network and medical management outsourcing services revenues.

     General and administrative expenses increased by approximately $0.8 million, from approximately $1.9 million in 1998 to approximately $2.8 million in 1999. The increase was primarily attributable to the acquisition of ProAmerica and an overall increase in expenses of UP&UP resulting from an increase in the number of employees in the administrative and executive areas and an increase in professional fees for accounting and legal services.

     Depreciation and amortization increased by approximately $0.4 million, from approximately $0.7 million in 1998 to approximately $1.1 million in 1999. The increase was primarily attributable to the amortization of goodwill of ProAmerica and other intangible assets and the depreciation of investments made to achieve the consolidation of the provider network operations and to enhance the information technology infrastructure in order to allow for future growth and capabilities.

FINANCIAL SERVICES

     Results of operations of the Bank for the month of September were not significant in relation to the consolidated financial statements of the Company.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

HEALTH CARE SERVICES

     Total revenues increased by $21.7 million, from $57.2 million in 1998 to $78.9 million in 1999. Provider network revenues increased by $19.4 million, from $42.0 million in 1998 to $61.4 million in 1999. This increase was attributable to the acquisition of ProAmerica, the addition of new Payor Clients, the growth in the overall claims volume from existing Payor Clients and the expansion of the Company's Provider Network. At September 30, 1999, the Provider Network consisted of direct contracts with approximately 20,300 medical facilities and approximately

182,000 physicians compared to approximately 14,000 medical facilities and approximately 140,000 physicians at September 30, 1998. Medical management outsourcing services revenues increased by approximately $2.3 million, from $15.2 million in 1998 to $17.5 million in 1999.

     Direct contract expenses increased by $12.6 million, from $24.7 million in 1998 to $37.3 million in 1999. Access fees to other provider networks as a percentage of provider network revenues increased by 1.4% from 6.9% ($2.9 million) in 1998 to 8.3% ($5.1 million) in 1999. The percentage increase was attributable to the net effect of an increase in access fees due to the inclusion in 1999 of the access fees of ProAmerica, which incurs a higher level of access fees as a percentage of its provider network revenues than UP&UP, and a reduction in the access fees of UP&UP due to growth in the number of providers contacting directly with UP&UP and Payor Clients accessing more direct contracts. Other direct costs of services increased by approximately $10.4 million, from $21.8 million in 1998 to $32.2 million in 1999. The increase was primarily attributable to the acquisition of ProAmerica and to a lesser extent higher expenses directly related to the increase in both provider network and medical management outsourcing services revenues.

     General and administrative expenses increased by approximately $1.7 million, from approximately $5.8 million in 1998 to approximately $7.5 million in 1999. The increase was primarily attributable to the acquisition of ProAmerica and an overall increase in expenses of UP&UP resulting from an increase in the number of employees in the administrative and executive areas and an increase in professional fees for accounting and legal services.

     Depreciation and amortization increased by approximately $1.2 million, from approximately $2.0 million in 1998 to approximately $3.2 million in 1999. The increase was primarily attributable to the amortization of goodwill of ProAmerica and other intangible assets and the depreciation of investments made to achieve the consolidation of the provider network operations and to enhance the information technology infrastructure in order to allow for future growth and capabilities.

FINANCIAL SERVICES

     Results of operations of the Bank for the month of September were not significant in relation to the consolidated financial statements of the Company.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1999 and December 31, 1998, the Company had working capital of approximately $49.6 million and $27.1 million, respectively. The Company's primary capital resources commitments are to fund advances to Contracting Providers upon exercise of the prepayment option ("Prepayment Option") granted to Contracting Providers. Depending on increases in claims volume and in the number of Payor Clients and Contracting Provider hospitals electing to accept the Prepayment Option, the Company estimates that $2.5 million to $5.0 million could be required to fund the Prepayment Options during the remainder of 1999. Upon the acquisition of the Bank, the Company funded the Bank with $5.0 million in additional capital.

     In 1997, the Board of Directors of the Company approved a common stock repurchase program of up to $5 million. The Company canceled the common stock repurchase program as of February 1, 1998. As of December 31, 1998, the Company had repurchased 389,625 shares of its outstanding common stock under the program, at an aggregate purchase price of $3.5 million, and reissued 116,474 of the shares for an aggregate consideration of $0.9 million. During the three months ended March 31, 1999, the Company reissued the remainder of the shares in connection with the exercise of stock options with an aggregate exercise price of $3.1 million. During April and May 1999, the Company completed an offering of 2,747,300 shares of common stock at $19.00 per share consisting of 1,458,300 shares issued by the Company, 1,250,000 shares sold by Principal Mutual and 39,000 shares sold by two other selling shareholders. The issuance of the 1,458,300 shares resulted in net proceeds to the Company (net of underwriters' commissions) of $26.3 million before offering expenses of approximately $0.7 million. The Company intends to use the net proceeds for working capital and general corporate purposes, including the funding of advances to contracting providers and for potential acquisitions.

     The Company believes that its existing liquidity sources, anticipated funds from operations, and credit arrangements will satisfy cash requirements for its operations for the next twenty-four months. However, in the event that: (1) additional acquisitions are made, and; (2) the advances for the Prepayment Option exceed the Company's currently anticipated estimates and/or other available sources of liquidity to fund such payments are not as great as anticipated, and (3) the Bank requires additional funding to maintain its capital requirements or to expand its business, the Company could be required to borrow additional funds or issue additional equity securities to fund the balance of such advances. There can be no assurances that the Company will be able to effect any such additional borrowings or issue additional equity securities on acceptable terms.

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

YEAR 2000 READINESS DISCLOSURE

     The Company is aware of the issues associated with the programming code in existing computer and software systems regarding the Year 2000. The Company, like other organizations, is in the process of assessing and modifying or replacing its information technology and non-information technology to ensure, to the extent within the control of the Company, their functionality with respect to the "Year 2000" millennium change and to identify and evaluate potential risks to the Company to the extent that Year 2000 problems not within the Company's control could impact the Company. The Company's primary computer systems operate from an IBM platform and were designed in the 1990's, generally with four digit year capability. With respect to non-information technology, all of the Company's facilities are relatively modern, post-1990, and are believed, based on the evaluation to date, not to have any significant Year 2000 problems. The Company has budgeted $1 million, as a conservative estimate of the maximum cost to it, to address "Year 2000" problems, and has presently spent approximately $600,000. The Company anticipates that it will be Year 2000 compliant by December 1, 1999 and will spend the remainder of 1999 testing. While there can be no guarantee, the Company believes that Year 2000 issues with respect to both the information technology and non-information technology systems within its control will be adequately addressed by it and will not cause material disruption to the Company's operations. The Company intends to monitor its progress towards addressing its Year 2000 issues successfully and intends to develop contingency plans if necessary.

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

RISKS RELATED TO GROWTH

     UP&UP's strategy is to continue to grow aggressively, both internally and through acquisitions. Since its initial Public Offering in July 1996, UP&UP has made four significant acquisitions, most recently the Bank acquisition in August 1999. This strategy is likely to place significant demands on UP&UP's financial, operational and management resources, and to expose it to a variety of risks, including the risk that UP&UP will be unable to attract and retain the personnel or obtain the financial and other resources necessary to pursue and manage its growth. UP&UP's growth makes for greater demands on the time and attention of its key personnel. Expenses arising from UP&UP's efforts to complete acquisitions, develop new products or increase its existing market penetration could have a material adverse effect on it. Furthermore, UP&UP may not be able to identify, acquire or integrate acquisition candidates successfully or manage profitably any additional products and services resulting from acquisitions. Acquired businesses, products and services may not contribute to UP&UP's overall strategy or produce returns that justify the related investment or implementation by UP&UP. In addition, UP&UP may acquire companies or seek to develop products or services in areas in which it does not currently operate or have meaningful experience. These acquisitions or developments may require UP&UP's management to develop expertise in new areas and to attract a new customer base and could have a material adverse effect on UP&UP. UP&UP may not be able to implement its growth strategy successfully or, if successful in consummating acquisitions, be able to manage its expanded operations effectively and profitably.

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

     Thomas L. Blair, Chairman of the Board and Co-Chief Executive Officer of UP&UP beneficially owns an aggregate of 7,183,150 shares, or approximately 37.7% of the Company's outstanding shares at September 30, 1999. This beneficial ownership includes 4,500,000 shares, or approximately 23.6% of the outstanding shares, which Mr. Blair has committed to purchase on or prior to February 25, 2003. These 4,500,000 shares currently are held by Independent Divestment Trust, which acquired them from Principal Mutual. In addition, Capital Z Financial Services Fund II, L.P. recently purchased 1,750,000 shares from officers and employees of UP&UP and an option to purchase from Mr. Blair an additional 2,250,000 shares of common stock on or prior to February 25, 2003.

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

Effect on Control of UP&UP

     The controlling influence Mr. Blair has with respect to UP&UP is enhanced by his agreement to purchase the 4,500,000 shares of common stock. However, Mr. Blair has no right to vote those 4,500,000 shares until he actually purchases them from the trust. The trust is required to vote the UP&UP shares it holds in the same proportion as all other UP&UP stockholders vote their shares. In effect, the voting power held by all other stockholders is increased while the trust holds these shares. Mr. Blair's power to vote 2,683,150 shares, giving effect to the trust voting arrangement, would mean that he has approximately 14.1% of the voting power of the outstanding shares at September 30, 1999.

     In addition, at the annual meeting of the stockholders of the Company held on June 15, 1999 two designees of Capital Z Financial Services Fund II were elected as directors. Thus, Capital Z Financial Services Fund II could exert a significant influence in the business of the Company.

REGULATION OF UP&UP AS A SAVINGS AND LOAN HOLDING COMPANY

     UP&UP has acquired a savings and loan holding company and its wholly owned, federal savings bank subsidiary. The bank is subject to extensive regulation, supervision and examination by the Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Upon the acquisition of the Bank, UP&UP became a unitary savings and loan holding company, subject to supervision and examination by the Office of Thrift Supervision of the U.S. Department of Treasury. As a unitary savings and loan holding company, UP&UP generally will not be restricted under existing laws as to the type of business activities in which it may engage, provided the bank continues to meet the standards as a qualified thrift lender. Nevertheless, the Office of Thrift Supervision will have enforcement authority over UP&UP and its non-savings association subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings bank. In addition, legislation recently enacted by Congress provides that unitary thrift holding companies can only be acquired by financial holding companies, as defined in the legislation.

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

     Also, upon the acquisition of the Bank, UP&UP became subject to regulation by the Office of Thrift Supervision as a savings and loan holding company. The regulatory approval or notice requirements applicable to persons seeking to acquire control of a savings and loan holding company could inhibit or delay possible acquisition of UP&UP, even acquisitions desired by UP&UP's stockholders. For regulatory purposes, presumptions of control can arise once a person's beneficial ownership, together with that of persons acting in concert, of outstanding voting stock exceeds 10%.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
        (Included in Management's Discussion and Analysis of Financial Condition and Results of Operations)

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Neither the Company nor its subsidiaries are involved in any pending legal proceedings, other than routine legal matters occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the consolidated financial condition or results of operations of the Company, except as discussed in Note 2 to the Consolidated Financial Statements for the quarter ended September 30, 1999.

ITEM 2.   CHANGES IN SECURITIEs (Not Applicable)

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES (Not Applicable)

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of the stockholders of the Company was held on June 15, 1999. The following matters were submitted to a vote of the stockholders:

1. The following individuals were elected to the Board of Directors for a three-year term with the indicated votes:


                                                          Abstained and
                            For        Withheld         Broker Non-Votes
Thomas L. Blair          18,414,889    383,290                17,982
Thomas J. Graf           18,414,889    383,290                17,982
Frederick H. Graefe      18,414,889    383,290                17,982

2. The following individuals were elected to the Board of Directors for a two-year term with the indicated votes:

                                                          Abstained and

                            For        Withheld         Broker Non-Votes
Steven M. Gluckstern     18,414,889    383,290                17,982
Paul H. Warren           18,414,889    383,290                17,982

3. The Company's Certificate of Incorporation was amended by (i) repealing Article FIFTH, Section C, which prohibits stockholders from taking action by written consent (ii) repealing Article EIGHTH, which imposes restrictions on certain transactions with "interested stockholders", (iii) repealing Article NINTH, which authorizes the Board of Directors to consider the impact of certain business transactions on constituencies other than stockholders, and (iv) amending Article SIXTH, Section D, Article SEVENTH and Article TWELFTH to lower from 80% to 662/3% the stockholder vote required to remove directors for cause and to amend the Certificate of Incorporation and Bylaws by the following vote:

                                            Abstained and
              For        Against          Broker Non-Votes
           15,737,229    289,733             2,789,199

4. The appointment of PricewaterhouseCoopers LLP as the Company's independent certified public accountants was ratified by the following vote:

                                            Abstained and
              For        Against          Broker Non-Votes
           18,791,865      2,109                22,189


ITEM 5. OTHER INFORMATION (NONE)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

1. The following exhibits are filed as part of this report unless noted otherwise:

   Exhibit No.                          Description
   -----------                          -----------

     2.1       Agreement with America's Health Plan, Inc. (1)
     2.2       Plan and Agreement of Merger of IM&I, Inc. into PB Newco (1)
     2.3 Plan and Agreement of Merger of PB Newco, Inc. into United Payors & United Providers, Inc. (1)
     3.1 Certificate of Incorporation of United Payors & United Providers, Inc. (1)
     3.2       Bylaws of United Payors & United Providers, Inc. (1)
     3.3 Amended Certificate of Incorporation of United Payors & United Providers, Inc. (filed herewith)
     4.1       Specimen Stock Certificate of United Payors & United Providers,
               Inc. (1)
     4.2       Shareholder Agreement (1)
     10.1      Form of Indemnification Agreement (1)
     10.2 Stock Purchase Agreement between Preferred Health Choice and United Payors & United Providers, Inc., dated October 22, 1996(2)
     10.3 Warrants to Purchase 150,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc., dated October 23, 1996 (3)
     10.4 Warrants to Purchase 168,000 Shares of Common Stock of United Payors & United Providers, Inc. Issued to Preferred Health Choice, Inc., dated October 27, 1996 (3)
     10.5 Stock Purchase Agreement between United Payors & United Providers, Inc. and Principal Holding Company, a wholly owned subsidiary of Principal Mutual Life Insurance Company, dated September 29, 1997 (4)
     10.6 Stock Purchase Agreement by and among United Payors & United Providers, Inc. and The MetraHealth Employee Benefits Company, Inc., dated December 17, 1998(5)
     10.7 Employment Agreement by and between United Payors & United Providers, Inc., Thomas L. Blair, Chairman of the Board and Chief Executive Officer of United Payors & United Providers, Inc., and Edward S. Civera (6)
     10.8 First Amendment to the Employment Agreement by and between United Payors & United Providers, Inc., Thomas L. Blair, Chairman of the Board and Chief Executive Officer of United Payors & United Providers, Inc., and Edward S. Civera (7)
     10.9 Employment Agreement by and between United Payors & United Providers, Inc. and Thomas L. Blair(7)
     10.10 Employment Agreement by and between United Payors & United Providers, Inc. and S. Joseph Bruno(7)
     10.11 Employment Agreement by and between United Payors & United Providers, Inc. and Spiro A. Karadimas (7)
     10.12 Registration Rights Agreement by and among Capital Z Financial Services Fund II, L.P. and United Payors & United Providers, Inc., dated February 25, 1999 (7)
     10.13 Registration Rights Agreement by and among Thomas L. Blair and United Payors & United Providers, Inc., dated February 25, 1999
               (7)
     10.14 Stockholders Agreement by and between Capital Z Financial Services Fund II, L.P., Thomas L. Blair and United Payors & United Providers, Inc., dated February 25, 1999 (7)
     10.15 Royalty Agreement between United Payors & United Providers, Inc. and HealthExtras, LLC (7)
     10.16 Agreement and Plan Reorganization by and between Quantum Financial Holdings, Inc. and United Payors & United Providers, Inc. dated as of October 16, 1998.(8)
     10.17 First Amendment to Agreement and Plan of Reorganization by and between Quantum Financial Holdings, Inc. and United Payors & United Providers, Inc. dated as of June 23, 1999. (8)
     27.1 Financial Data Schedule As Of and For the Nine Months Ended September 30, 1999 (filed herewith)
--------------
(1) Incorporated herein by reference into this document from the Exhibits to the Form S-1 Registration Statement, as amended, Registration No. 333-3814, initially filed on April 19, 1996.
(2) Incorporated herein by reference into this document from the Exhibits to the Form 10-Q for the quarter ended September 30, 1996.
(3) Incorporated herein by reference into this document from the Exhibits A-1 and A-2 to the Stock Purchase Agreement filed as Exhibit 10.4 to the Form 10-Q for the quarter ended September 30, 1996.
(4) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated October 13, 1997.

(5) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated December 31, 1998.
(6) Incorporated herein by reference into this document from Exhibit 10.8 to the Form 10-K for the year ended December 31, 1997.
(7) Incorporated herein by reference into this document from the Exhibits to the Form 10-K for the year ended December 31, 1998.
(8) Incorporated herein by reference into this document from the Exhibits to the Form 8-K dated September 15, 1999

2. REPORTS ON FORM 8-K

     The Company filed a Current Report on Form 8-K on September 15, 1999 reporting Item 2 in connection with the acquisition of Quantum Financial Holdings, Inc. and its wholly-owned subsidiary, Baltimore American Savings Bank, F.S.B., a federal savings bank in Maryland.





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


                                      UNITED PAYORS & UNITED PROVIDERS, INC.
                                                    (Registrant)

Date: November 15, 1999            By:    /s/   THOMAS L. BLAIR
                                        ----------------------------------
                                                Thomas L. Blair
                                        Chairman and Co-Chief Executive Officer


Date: November 15, 1999            By:    /s/   EDWARD S. CIVERA
                                        ---------------------------------------
                                                 Edward S. Civera
                                        Co-Chief Executive Officer and President


Date: November 15, 1999            By:    /s/   S. JOSEPH BRUNO
                                        ----------------------------------------
                                                S. Joseph Bruno
                                        Vice President and Chief Financial
                                        Officer


Date: November 15, 1999            By:    /s/   EDUARDO V. FEITO
                                        ----------------------------------------
                                                Eduardo V. Feito
                                        Controller and Chief Accounting Officer